Form 10-Q
period 1996-03-31
GASONICS INTERNATIONAL CORP
filed 1996-05-21
CIK 918647

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                    ---------------

                                       FORM 10-Q

(MARK ONE)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996.
                               ---------------

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to __________________________

                   Commission file number:    0-23372
                                              -------

                          GASONICS INTERNATIONAL CORPORATION
            ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


         Delaware                                          94-2159729
- --------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

         2450 Junction Avenue, San Jose, California             95134
- --------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code   (408) 325-1200
                                                   ------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                -----    -----
    At March 31, 1996, there were 13,337,120 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                          GASONICS INTERNATIONAL CORPORATION
                                       FORM 10-Q

                                         INDEX
                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


         Condensed Consolidated Balance Sheets as of March 31, 1996
         and September 30, 1995                                                3

         Condensed Consolidated Statements of Operations for the three
         and six month periods ended March 31, 1996 and 1995                   4

         Condensed Consolidated Statements of Cash Flows for the six
         month periods ended March 31, 1996 and 1995                           5

         Notes to Condensed Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             7

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19

Item 2.  Changes in Securities                                                19

Item 3.  Defaults Upon Senior Securities                                      19

Item 4.  Submission of Matters to a Vote of Securityholders                   19

Item 5.  Other Information                                                    20

Item 6.  Exhibits and Reports on Form 8-K                                     20

SIGNATURES                                                                    21

Exhibit Index                                                                 22

PART I .  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GASONICS INTERNATIONAL CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)




                                                       MAR. 31,              Sept. 30,
ASSETS                                                   1996                  1995
                                                      ------------        ------------
                                                      (UNAUDITED)
Current assets:
  Cash and cash equivalents                            $   6,038           $   7,595
  Marketable securities                                   15,984              29,004
  Trade accounts receivable, net                          33,433              16,974
  Inventories                                             25,796              19,123
  Prepaid expenses & other current assets                  5,277               3,992
                                                      ------------        ------------
     Total current assets                                 86,528              76,688

Property & equipment, net                                  9,420               7,935
Other assets                                               1,038                 744
                                                      ------------        ------------
     Total assets                                      $  96,986           $  85,367
                                                      ------------        ------------
                                                      ------------        ------------


LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable                                         $   2,791           $   2,894
  Accounts payable                                        10,850               7,343
  Accrued expenses                                        11,284              11,321
                                                      ------------        ------------
     Total current liabilities                            24,925              21,558
                                                      ------------        ------------

Long-term liabilities                                        587                 621
                                                      ------------        ------------

Stockholders' equity:
  Common stock &
    additional paid-in capital                            30,389              29,468
  Unrealized gain on investment                            1,067               2,376
  Note receivable from stockholder                          (115)               (165)
  Retained earnings                                       40,133              31,509
                                                      ------------        ------------
     Total stockholders' equity                           71,474              63,188
                                                      ------------        ------------
     Total liabilities & stockholders' equity          $  96,986           $  85,367
                                                      ------------        ------------
                                                      ------------        ------------

                                See accompanying notes.

                          GASONICS INTERNATIONAL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      (UNAUDITED)


                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           MARCH 31,                     MARCH 31,
                                                   ------------------------      ------------------------
                                                      1996           1995           1996           1995
                                                   ---------      ---------      ---------      ---------
Net sales                                         $  36,997      $  23,679      $  70,779      $  44,021
Cost of sales                                        17,024         10,256         32,301         18,675
                                                   ---------      ---------      ---------      ---------
   Gross margin                                      19,973         13,423         38,478         25,346
                                                   ---------      ---------      ---------      ---------

Operating expenses:
   Research & development                             4,618          2,985          8,787          5,623
   Selling, general & administrative                  8,971          5,832         16,889         10,874
                                                   ---------      ---------      ---------      ---------
     Total operating expenses                        13,589          8,817         25,676         16,497
                                                   ---------      ---------      ---------      ---------

   Operating income                                   6,384          4,606         12,802          8,849

Other income (expense)
   Interest expense                                     (21)             -            (47)             -
   Interest and other income (expense), net             206            210            513            265
                                                   ---------      ---------      ---------      ---------

   Income before provision for income taxes           6,569          4,816         13,268          9,114
                                                   ---------      ---------      ---------      ---------

   Provision for income taxes                         2,299          1,760          4,644          3,307
                                                   ---------      ---------      ---------      ---------

Net income                                        $   4,270      $   3,056      $   8,624      $   5,807
                                                   =========      =========      =========      =========

Net income per share                              $    0.32      $    0.24      $    0.64      $    0.46
                                                   =========      =========      =========      =========
Weighted average common &
common equivalent shares                             13,512         12,716         13,618         12,582
                                                   =========      =========      =========      =========


                                              See accompanying notes.

                          GASONICS INTERNATIONAL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                      (UNAUDITED)


                                                                SIX MONTHS ENDED MARCH 31,
                                                                --------------------------
                                                                   1996             1995
                                                                -----------      ---------
Cash flows from operating activities:
    Net cash used for operating activities                      $  (10,443)      $   (735)
                                                                -----------      ---------
Cash flows from investing activities:
   Purchases of property & equipment & leasehold
    improvements                                                    (3,746)        (1,644)
   Decrease (increase) in marketable securities                     11,710        (13,861)
                                                                -----------      ---------
    Net cash provided by (used for) investing activities             7,964        (15,505)
                                                                -----------      ---------
Cash flows from financing activities:
   Principal payments under capital lease obligations                    -            (22)
   Proceeds from issuance of common stock                              922         12,828
                                                                -----------      ---------
    Net cash provided by financing activities                          922         12,806
                                                                -----------      ---------

Net decrease in cash and cash equivalents                           (1,557)        (3,434)
Cash & cash equivalents at beginning of period                       7,595         13,131
                                                                -----------      ---------
Cash & cash equivalents at end of period                        $    6,038       $  9,697
                                                                -----------      ---------
                                                                -----------      ---------

                                See accompanying notes.

                          GASONICS INTERNATIONAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the six months ended March 31, 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year. Such financial statements should be read in conjunction with the information contained herein, including Risk Factors, and in the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995. Any party interested in receiving a copy of these Annual and Quarterly Reports should request a copy from the Chief Financial Officer of the Company.

2.  INVENTORIES

Inventories consist of the following (in thousands):

                             March 31, 1996        September 30, 1995
                            ------------------    ----------------------
                               (unaudited)
Raw Materials                    $12,094                 $7,492
Work in Process                    9,221                  7,656
Finished Goods                     4,481                  3,975
                                 -------                -------
                                 $25,796                $19,123
                                 =======                =======

3.  NET INCOME PER SHARE

Net income per share data has been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options (using the treasury stock method).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements which involve numerous risks and uncertainties. The Company's actual results could differ materially from those anticipated in any such forward-looking statements as a result of certain factors, including those set forth under "Additional Risk Factors".

RESULTS OF OPERATIONS

NET SALES for the second quarter and six month period ended March 31, 1996 increased 56% to $37.0 million and 61% to $70.8 million, respectively, compared to net sales for the comparable two periods in fiscal 1995. This growth in revenue was principally due to increased demand for the Company's stand alone, 8-inch downstream plasma photoresist removal products. The Company also began shipping for revenue in the quarter ended March 31, 1996, its new performance enhancing platform product (the "PEP") and its flat panel display equipment from the Company's LCD division in Japan (formerly called Tekisco) which was acquired in August 1995. Sales of spare parts, service and support also increased as a result of retrofits to older systems and from maintenance revenues resulting from a larger number of systems in the Company's installed base. International sales, which are predominantly to customers in Europe and Asia Pacific, accounted for approximately 51% of net sales for the six month period ended March 31, 1996 compared to approximately 40% for the same period ended March 31, 1995.

GROSS MARGIN as a percentage of net sales for both the second quarter and six month period of fiscal 1996 was 54% compared to 57% and 58% for the same quarter and six month period, respectively, of fiscal 1995. The decrease in gross margin for both periods of the current fiscal year is attributable to several factors, including a less favorable product sales mix which is, in part, due to the sale of flat panel display equipment from the Company's LCD division in Japan which has significantly lower gross margins than the Company's photoresist removal systems, and an increase in material costs as well as additional inventory reserves primarily associated with new products. Additionally, gross margins have been negatively impacted by an increase in field service costs related to the building of an international direct service capability worldwide and new product support capability. The Company's gross margin as a percentage of net sales has been, and will continue to be, affected by a variety of factors, including the mix and average selling prices of products sold and the costs to manufacture, service and support new product introductions and enhancements. Gross margins for new systems are typically lower than those of mature products due to, in part, the inefficiencies associated with the startup of manufacturing operations. The Company does not expect its gross margin to remain at the level attained during fiscal 1995 due, in part, to inefficiencies associated with new product introductions, sales of flat panel display equipment products from the Company's LCD division in Japan, competitive pricing pressures, changes in product mix and other factors including those referred to above..

RESEARCH AND DEVELOPMENT expenditures for the second quarter of fiscal 1996 were $4.6 million or 12.5% of net sales compared to $3.0 million or 12.6% of net sales for the second quarter of fiscal 1995. For the six month period of fiscal 1996 and fiscal 1995, research and development expenses were $8.8 million or 12.4% of net sales and $5.6 million or 12.8% of net sales, respectively. The increase in overall spending in both periods from that of the comparable periods last fiscal year primarily reflects expenses associated with additional headcount, an increase in services performed by consultants, including customer specification and customization of current products and new product development, including the PEP product development program. Additionally, the current periods of fiscal 1996 include research and development expenses associated with the Company's LCD division in Japan which was acquired in August 1995. The Company anticipates that the current level of research and development spending will continue and may increase in absolute dollars throughout fiscal 1996 due, in part, to the anticipated significant continued investment in new product development.

SELLING, GENERAL AND ADMINISTRATIVE expenses increased to $9.0 million in the second quarter of fiscal 1996 and increased to $16.9 million for the six month period of fiscal 1996 from $5.8 million and $10.9 million for the second quarter and six month period, respectively, of fiscal 1995. As a percentage of net sales, selling, general and administrative expenses decreased in the second quarter and six month period of fiscal 1996 to 24.2% and 23.9%, respectively, from 24.6% and 24.7% for the second quarter and six month period, respectively, of fiscal 1995. The increase in absolute dollars in both periods when compared to the comparable periods last fiscal year is principally due to additional headcount, primarily in sales and marketing, third party commissions in connection with higher international sales volume, and expenses associated with the operations of the LCD division in Japan. The Company anticipates that the current level of selling, general and administrative spending will continue and may increase in absolute dollars throughout fiscal 1996 due, in part, to additional staffing and other costs associated with anticipated increases in operating activities.

OTHER INCOME (EXPENSE) consisting primarily of interest income was $185,000 for the second quarter and $466,000 for six month period of fiscal 1996 compared to $210,000 and $265,000 for second quarter and six month period of fiscal 1995, respectively. The increase in the six month period of fiscal 1996 from the same period of fiscal 1995 is primarily the result of a $144,000 reserve established against an impairment in value of one of the Company's investments in the first quarter of fiscal 1995. This reserve was subsequently reversed in the third quarter of fiscal 1995 when this investment was recovered in full.

INCOME TAXES for the first six months of fiscal 1996 were accrued at 35% of income before income taxes compared to 36.3% for the same period last year. The reduction in the effective tax rate was primarily attributable to a projected increase in international sales as a percentage of total sales that may result in a greater tax benefit derived from the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities of the Company used cash of $10.4 million for the six month period ended March 31, 1996 compared to $0.7 million for the same period of fiscal 1995. This increased use of cash from operating activities was principally due to an increase in accounts receivable resulting from higher sales and a disproportionately higher percentage of sales occurring in the last month of the March 1996 quarter, and an increase in inventory, primarily attributable to the production of the new PEP products and the flat panel display products from the Company's LCD division in Japan.

Financing activities provided $.9 million and $12.8 million for the periods ended March 31, 1996 and 1995, respectively, primarily from the issuance of stock in connection with the Company's employee stock purchase plan and, for the period ended March 31, 1995, the issuance of stock in connection with the Company's secondary public offering.

The Company's investing activities for the first six months of fiscal 1996 provided cash of $11.7 million from marketable securities to fund operating activities and used cash of $3.7 million for the purchase of equipment and leasehold improvements. For the same period last fiscal year, the Company invested cash of $13.9 million in marketable securities and used $1.6 million to purchase equipment and leasehold improvements.

At March 31, 1996, the Company had working capital of $61.6 million compared to $55.1 at September 30, 1995. Accounts receivable and inventories at March 31, 1996 were $33.4 million and $25.8 million, respectively. Accounts receivable at March 31, 1996 increased $16.5 million primarily due to a disproportionately higher percentage of sales late in the quarter. Inventory increased by $6.7 million from September 30, 1995 to March 31, 1996 principally from the purchase of materials needed to ramp production of the PEP system for current demand, a build-up in the LCD division inventory for orders scheduled to ship later this fiscal year and, to a lesser extent, an increase in spare parts inventory to support the newly established part depot located in Singapore and to support sales levels. The Company expects future inventory levels to fluctuate from period to period, and believes that because of the relatively long manufacturing cycle of its products, its investment in inventories will continue to represent a significant portion of working capital. As a result of such investment in inventories, the Company may be subject to an increasing risk of inventory obsolescence, which could materially adversely affect the Company's operating results.

The Company's principal sources of liquidity at March 31, 1996 consisted of approximately $6.0 million in cash and cash equivalents, $16.0 million in marketable securities and a $15 million unsecured line of credit with Union Bank which was entered into on March 4, 1996. A commercial letter of credit provision of $.5 million and a foreign exchange contract provision of $1.0 million is also provided under the credit line. Available borrowing under the credit line is reduced by the amount of outstanding letters of credit. As of March 31, 1996, $69,193 was outstanding under the letter of credit provision. This line of credit contains certain covenants, including covenants relating to financial ratios and tangible net worth which must be maintained by the Company. As of March 31, 1996, except for the amount outstanding under the letter of credit provision, there were no borrowings outstanding under this line, and the Company was in compliance with its bank covenants. This line of credit agreement expires February 28, 1997.

The Company believes anticipated cash flows from operations, funds available under its existing revolving line of credit facility and existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's cash requirements during the next twelve months. Beyond the next twelve months, the Company may require additional equity or debt financing to achieve its working capital or capital equipment needs.

ADDITIONAL RISK FACTORS

SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS

The Company's operating results have fluctuated significantly in the past and may fluctuate significantly in the future. The Company anticipates that factors affecting its future operating results will include the cyclicality of the semiconductor industry and the markets served by the Company's customers, the timing of significant orders, patterns of capital spending by customers, the proportion of direct sales and sales through distributors, the proportion of international sales to net sales, changes in pricing by the Company, its competitors, customers or suppliers, market acceptance of new and enhanced versions of the Company's products, the mix of products sold, financial systems, procedures and controls, discounts, the timing of new product announcements and releases by the Company or its competitors, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, the Company's ability to produce systems in volume and meet customer requirements, changes in overhead absorption levels due to changes in the number of systems manufactured, political and economic instability and lengthy sales cycles. Gross margins have varied and may vary materially based on a variety of factors including the mix and average selling prices of systems sales, the mix of revenues, including service and support revenues, and the costs associated with new product introductions and enhancements and the customization of systems. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would also materially adversely affect the Company's business, financial condition and results of operations. The Company expects to continue to expend significant resources with respect to the development, any ramp up of production and commercial shipments of three new products, the Strata, a high selectivity etch system, the VHP, a vertical high pressure furnace system, and the PEP and does not expect its gross margin to remain at the level attained during fiscal 1995 due, in part, to start-up inefficiencies associated with these introductions, competitive pricing pressures, changes in product mix, including the products sold by the Company's LCD division in Japan, and other factors. Although the Company has significantly increased its expense levels to support its recent growth, the Company does not expect that its rate of growth, if any, will equal or exceed the levels achieved to date.

LIMITED SYSTEM SALES; BACKLOG

The Company derives a substantial portion of its sales from the sale of a relatively small number of systems which typically range in purchase price from approximately $150,000 to $600,000 for its photoresist removal systems and up to approximately $1.5 million for its other products. As a result, the timing of recognition of revenue for a single transaction could have a material adverse effect on the Company's sales and operating results. The Company's backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's sales objectives for that quarter. Moreover, all customer purchase orders are subject to cancellation or rescheduling by the customer with limited or no penalties and, therefore, backlog at any particular date is not necessarily representative of actual sales for any succeeding period. The Company's net sales and operating results for a quarter may depend upon the Company obtaining orders for systems to be shipped in the same quarter that the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during such period. Furthermore, a significant portion of the Company's net sales have recently been realized near the end of the quarter. A delay in a shipment near the end of a particular quarter, due, for example, to an unanticipated shipment rescheduling, to cancellations or deferrals by customers, to unexpected manufacturing difficulties experienced by the Company or to supply shortages, may cause net sales in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter. In addition, continued significant investments in research and development, capital equipment and customer service and support capability worldwide will result in significant fixed costs which the Company will not be able to reduce rapidly if sales goals for a particular period are not met. Because the Company builds its systems according to forecast, a reduction in customer orders or backlog could present further difficulties regarding the Company's ability to plan production and inventory levels, which could adversely impact operating results. The impact of these and other factors on the Company's operating results in any future period cannot be forecasted accurately.

CYCLICALITY OF SEMICONDUCTOR INDUSTRY

The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities, which, in turn, depend upon the current and and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including systems manufactured and marketed by the Company. The semiconductor industry has experienced significant growth in recent years which has resulted in significant growth in the capital equipment industry. There can be no assurance that such growth can be sustained or that, in the event such growth continues, the Company can be competitive in the semiconductor capital equipment industry. The Company anticipates that a significant portion of new orders will depend upon demand from IC manufacturers building or expanding large fabrication facilities, and there can be no assurance that such demand will exist. Moreover, the Company's sales and operating results will be materially adversely affected if unanticipated downturns or slowdowns in the semiconductor market recur in the future.

HIGHLY COMPETITIVE INDUSTRY

The semiconductor capital equipment industry is intensely competitive. A substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, the Company expects to experience difficulty in selling to a particular customer for a significant period of time if that customer selects a competitor's capital equipment. The Company currently has only one principal product line and experiences intense competition worldwide from a number of foreign and domestic manufacturers, including Alcantech, Applied Materials, Inc., Fusion Systems Corporation, Lam Research Corporation, Matrix Semiconductor Systems, Inc., Mattson Technology, Inc., Plasma Systems and Ramco, many of which have substantially greater installed bases and greater financial, marketing, technical and other resources than the Company. Certain of the Company's competitors have recently announced the introduction of, or have introduced, competitive products that offer other technologies and improvements. Applied Materials and Lam Research have introduced modules to their products which remove photoresist using dry chemical processing and, therefore, compete with the Company's products. The Company expects its competitors to continue to develop enhancements to and future generations of competitive products that may offer improved price or performance features. New product introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems in addition to intense price competition or otherwise make the Company's systems or technology obsolete or noncompetitive. In addition, by virtue of its reliance on sales of advanced dry chemistry processing equipment, the Company could be at a disadvantage compared to certain competitors that offer more diversified product lines. The Company believes that it will continue to face competition from current and new vendors employing other technologies, such as wet chemistry, traditional dry chemistry and other ashing techniques, as such competitors attempt to extend the capabilities of their existing products. Increased competitive pressure could lead to reduced demand and lower prices for the Company's products, thereby materially adversely affecting the Company's operating results. There can be no assurance that the Company will be able to compete successfully in the future.

Competitors of the Company's LCD division in Japan include Japan-based companies and Japan-based joint ventures such as Applied Komatsu and Koyo Lindbergh. These competitors manufacture alternative technology systems and they could, at any time, enter the Company's markets with improved technology or with systems that are directly competitive with those of the Company's LCD division.

DEPENDENCE ON KEY CUSTOMERS

Historically, the Company has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to the Company's ten largest customers in fiscal 1993, 1994, 1995 and the six month period of fiscal 1996 ended March 31, 1996 accounted for approximately 74%, 71%, 68% and 63% of net sales, respectively. The Company expects that sales of its products to relatively few customers, particularly Advanced Micro Devices, IBM, Intel, Motorola, Samsung, SGS Thomson and Siemens will continue to account for a high percentage of net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Moreover, the Company believes that sales to certain of its customers will decrease in the near future as those customers complete current purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could materially adversely affect the Company's business, financial condition and results of operations. The Company's ability to increase its sales in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance.

EXPANSION OF OPERATIONS; MANAGEMENT OF GROWTH

The Company is currently undergoing a period of rapid growth. Since 1993, the Company has significantly increased the scale of its operations to support increased sales levels and has expanded its operations to address critical infrastructure requirements, including the hiring of additional personnel, commencement of independent operations in the United Kingdom, Korea, Japan, Singapore and Taiwan and significant investments in research and development to support product development. The Company's expansion has resulted in significantly higher operating expenses, and the Company expects that its operating expenses will continue to increase significantly. If the Company is unable to achieve significantly increased sales or its sales fall below expectations, the Company's operating results will be materially adversely affected. Any failure to expand these areas in an efficient manner could have a material adverse effect on the Company's operating results. Moreover, there can be no assurance that net sales will increase or remain at or above recent levels.

The recent growth in the Company's sales and expansion in the scope of its operations has placed a considerable strain on its management, financial and other resources and has required the Company to initiate an extensive reevaluation of its operating and financial systems, procedures and controls. In this regard, in connection with their examination of the fiscal 1995 financial statements, the Company's auditors noted that the Company's current systems had a number of limitations and identified a significant deficiency in the Company's internal control structure due to the absence of a comprehensive set of written policies and procedures. Although the Company is engaged in defining and implementing new management information, manufacturing and cost accounting systems, these systems are not currently expected to be fully operational until late fiscal 1996 at the earliest. While the Company continues to devote resources to the improvement of its systems and the expansion of its financial staff, additional personnel will need to be hired to fully implement new systems and procedures. There can be no assurance that the Company can successfully add such personnel in a timely fashion or that any existing or new systems, procedures or controls will be adequate to support the Company's operations or that its new systems will be designed and implemented in a cost effective and timely manner.

RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION

The semiconductor manufacturing industry is subject to rapid technological change and new product introductions and enhancements. The Company's ability to be competitive will depend in part upon its ability to develop new and enhanced systems and to introduce these systems at competitive prices and in a timely and cost effective manner to enable customers to integrate the systems into their operations either prior to or upon commencement of volume product manufacturing. In addition, new product introductions or enhancements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure could also lead to intensified price-based competition resulting in lower prices and margins, which would materially adversely affect the Company's business, financial condition and results of operations. Any success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, effective sales and marketing and product performance in the field. In particular, the Company's future performance will depend in part upon the successful commercialization of the Strata, the VHP and the PEP. There can be no assurance that any such product will achieve any significant revenues or contribute to the profitability of the Company. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the type of integrated circuits ("ICs") under development by leading IC manufacturers and the equipment required to produce such ICs. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

Because of the large number of components in, and the complexity of, the Company's systems, significant delays can occur between a system's initial introduction and the commencement of volume production. As is typical in the semiconductor capital equipment market, the Company has experienced delays from time to time in the introduction of, and certain technical and manufacturing difficulties with, certain of its systems and enhancements and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. The Company's inability to complete the development or meet the technical specifications of any of its new systems, including the Strata, the VHP and the PEP or enhancements or to manufacture and ship these systems or enhancements in volume and in a timely manner would materially adversely affect the Company's business, financial condition and results of operations as well as its customer relationships. In addition, the Company may incur substantial unanticipated costs to ensure the functionality and reliability of its future product introductions early in the product's life cycle. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expenses may result, which events could materially adversely affect the Company's business, financial condition and results of operations.

LENGTHY SALES CYCLE

Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity through the expansion of existing fabrication facilities or the opening of new facilities, which typically involves a significant capital commitment. The Company often experiences delays in finalizing system sales following initial system qualification while the customer evaluates and receives approvals for the purchase of the Company's systems and completes a new or expanded facility. Due to these and other factors, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort. The Company believes that the length of the sales cycle will continue to increase as certain of its customers centralize purchasing decisions into one decision making entity, which is expected to intensify the evaluation process and require additional sales and marketing expenditures by the Company.

RISKS ASSOCIATED WITH THE JAPANESE MARKET

The Company believes that increased penetration of the Asia Pacific market, particularly Japan, will be essential to its future financial performance. The Company has sold a relatively small number of systems to Japanese semiconductor manufacturers. To date, the Company has not fully developed a customer service and support capability in Japan and remains at a disadvantage in selling, servicing and supporting products locally. The Japanese semiconductor market (including fabrication plants operated outside of Japan by Japanese semiconductor manufacturers) represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and has been difficult for non-Japanese companies to penetrate. Furthermore, the licensing of products and process technologies by Japanese semiconductor manufacturers to non-Japanese semiconductor manufacturers could result in a recommendation to use certain semiconductor capital equipment manufactured by Japanese companies. Late in fiscal 1995, the Company acquired a local company in Japan, but there can be no assurance that this company will enable the Company to penetrate Japan. In addressing this market, the Company is at a distinct competitive disadvantage compared to leading Japanese suppliers, many of which have long-standing collaborative relationships with Japanese semiconductor manufacturers. In addition, since 1992, Japanese semiconductor manufacturers have substantially reduced their levels of capital spending on new fabrication facilities and equipment, thereby increasing competitive pressures in the Japanese market. Although the Company is investing significant resources in

Japan which has significantly increased operating expenses, there can be no assurance that the Company will be able to achieve significant sales to the Japanese semiconductor market.

INTERNATIONAL SALES

International sales accounted for 42%, 41%, 40% and 51% of net sales in fiscal years 1993, 1994, 1995 and for the six month period ended March 31, 1996 of fiscal 1996, respectively. The Company has established independent operations in the United Kingdom, Korea, Japan, Singapore and Taiwan and acquired a company in Japan. The Company anticipates that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, foreign currency fluctuations, tariffs and other barriers, political and economic instability, potentially adverse tax consequences, natural disasters, outbreaks of hostilities, difficulties in accounts receivable collection, extended payment terms, difficulties in managing distributors or representatives and difficulties in staffing and managing foreign subsidiary and branch operations. The Company is also subject to the risks associated with the imposition of legislation and import and export regulations. The Company cannot predict whether tariffs, quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY RIGHTS

Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that its financial performance will depend more upon the innovation, technological expertise and marketing abilities of its employees than upon such protection. There can be no assurance that any of the Company's pending patent applications will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. There can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

As is typical in the semiconductor industry, the Company has received notices from time to time from third parties alleging infringement claims. Although there are currently no pending claims or lawsuits against the Company regarding any possible infringement claims, there can be no assurance that infringement claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future or that such assertions, if proven to have merit, will not materially adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance that a license will be available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations.

SOLE OR LIMITED SOURCES OF SUPPLY; RELIANCE ON SUBCONTRACTORS; COMPLEXITY IN MANUFACTURING PROCESS

Certain components, subassemblies and services necessary for the manufacture of the Company's systems are obtained from a sole supplier or a limited group of suppliers. Specifically, the Company relies on two companies for supply of the robotics used in its products and two other companies for microwave power supplies used in all of its ashing systems. The Company does not maintain any long-term supply agreements with any of its suppliers. The Company is relying increasingly on outside vendors to manufacture certain components and subassemblies. The Company's reliance on sole or a limited group of suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components and subassemblies. Because the manufacture of certain of these components and subassemblies is an extremely complex process and requires long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur in the future. Certain of the Company's suppliers have relatively limited financial and other resources. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's LCD division in Japan, is heavily dependent on one key supplier for quartz and ceramic fabrication and is seeking alternative sources.

FUTURE ACQUISITIONS

In August 1995, the Company acquired its flat panel display equipment (LCD) division in Japan (formerly called Tekisco). In the future, the Company may pursue acquisitions of additional product lines, technologies or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. From time to time, the Company has engaged in preliminary discussions with third parties concerning potential acquisitions of product lines, technologies and businesses; however, there are currently no negotiations, commitments or agreements with respect to any acquisition. In the event that such an acquisition does occur, there can be no assurance as to the effect thereof on the Company's business, financial condition or operating results.

DEPENDENCE ON KEY PERSONNEL

The Company's financial performance will depend in significant part upon the continued contributions of its officers and key personnel, many of whom would be difficult to replace. No employee has an employment or noncompetition agreement with the Company. The loss of any key person could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, the Company's future operating results depend in part upon its ability to attract and retain other qualified management, engineering, financial and accounting, technical, marketing and sales and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely affect the Company's business, financial condition and results of operations.

ENVIRONMENTAL REGULATIONS

The Company is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in substantial fines being imposed on the Company, suspension of production, alteration of its manufacturing process or cessation of operations. Such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses to comply with environmental regulations. Any failure by the Company to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject the Company to significant liabilities.

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

As of March 31, 1996, the Company's officers, directors and members of their families that may be deemed affiliates of such persons owned approximately 28.1% of the Company's outstanding shares of common stock. Accordingly, these stockholders will be able to significantly influence the election of the Company's directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how other stockholders of the Company may vote. Such a high level of ownership by such persons or entities may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of common stock. Certain provisions of the Company's Certificate of Incorporation, 1994 Stock Option/Stock Issuance Plan, Bylaws and Delaware law may also discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the ability of the Company's Board of Directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company.

VOLATILITY OF STOCK PRICE

The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, sales of the Company's common stock into the market place, failure to meet or changes in analysts' expectations, natural disasters, outbreaks of hostilities, general conditions in the semiconductor industry or the worldwide economy, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Many companies in the semiconductor equipment industry, including the Company, have recently approached or experienced historical highs in the market prices of their common stock. There can be no assurance that the market price of the Company's common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
         The following proposals were voted upon by the Company's stockholders at the Annual Meeting of Stockholders held on February 13, 1996.

         1. The following four directors nominated to serve until the next Annual Meeting, or until their successors are elected and qualified were elected by the stockholders.

                                                                        BROKER
                                  VOTES FOR      VOTES     ABSTENTIONS    NON-
                                                WITHHELD                 VOTES
                                -----------------------------------------------
         Monte M. Toole           10,021,710     139,438        -          -
         Dave Toole               10,020,960     140,188        -          -
         Kenneth Schroeder        10,021,975     139,173        -          -
         F. Joseph Van Poppelen   10,022,275     138,873        -          -

         2. An amendment to the Company's 1994 Stock Option/Stock Issuance Plan (the "1994 Option Plan") which will increase a) the number of shares of common stock authorized for issuance over the term of the 1994 Option Plan by an additional 750,000 shares and b) the number of shares of common stock subject to the automatic option grants made to the new and continuing non-employee Board members under the 1994 Option Plan was approved by the vote of 6,828,347 shares for the proposal, 1,726,776 shares voting against, 18,672 shares abstained from voting and 1,587,353 were broker non-votes.

         3. An amendment to the Company's Employee Stock Purchase Plan the "Purchase Plan") which will a) increase the number of shares of common stock authorized for issuance over the term of the Purchase Plan by an additional 400,000 shares and b) allow eligible employees to join the Purchase Plan on any semi-annual entry date within an offering period was approved by the vote of 7,507,117 shares for the proposal, 1,122,427 shares voting against, 10,589 shares abstained from voting and 1,521,015 were broker non-votes.

         4. A proposal to ratify the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending September 30, 1996 was approved by the vote of 10,051,441 shares voting for the proposal, 82,665 shares voting against, 27,042 shares abstained from voting and -0- broker non-votes.

ITEM 5.  OTHER INFORMATION.
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a) The following exhibits are filed herewith:

         Exhibit 10.2   Amended and restated 1994 Stock Option/Stock Issuance
                        Plan

         Exhibit 10.20 Loan agreement dated March 4, 1996 between Registrant and Union Bank, a California banking corporation.

         Exhibit  27    Financial Data Schedule

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the three month period ended March 31, 1996

                                      SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  GASONICS INTERNATIONAL CORPORATION
                                  (Registrant)




                                       \s\  Jerald P. Shaevitz
                                  ----------------------------------
Date:  May 14, 1996               By:  Jerald P. Shaevitz
                                       Vice President, Finance
                                       Chief Financial Officer

INDEX TO EXHIBITS
                                                                 Sequentially
Exhibit Number                    Description                    Numbered Page
  10.2           Amended and restated 1994 Stock Option/Stock
                 Issuance Plan

  10.20          Loan Agreement dated March 4, 1996 between
                 Registrant and Union Bank

  27             Financial Data Schedule