Form 10-Q
period 1996-06-30
GASONICS INTERNATIONAL CORP
filed 1996-08-14
CIK 918647

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________ to ______________________

                             Commission file number:         0-23372

                       GASONICS INTERNATIONAL CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    94-2159729
- -------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


     2450 Junction Avenue, San Jose, California                  95134
- -------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code     (408) 325-1200
                                                     ------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X       No
                                                  -----         -----

     At June 30, 1996, there were 13,377,345 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                       GASONICS INTERNATIONAL CORPORATION
                                    FORM 10-Q

                                      INDEX
                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of  June 30, 1996
          and September 30, 1995                                              3

          Condensed Consolidated Statements of Operations for the three
          and nine month periods ended June 30, 1996 and 1995                 4

          Condensed Consolidated Statements of Cash Flows for the nine
          month periods ended June 30, 1996 and 1995                          5

          Notes to Condensed Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           7

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                 19

Item 2.   Changes in Securities                                              19

Item 3.   Defaults Upon Senior Securities                                    19

Item 4.   Submission of Matters to a Vote of Securityholders                 19

Item 5.   Other Information                                                  19

Item 6.   Exhibits and Reports on Form 8-K                                   19

SIGNATURES                                                                   20

Exhibit Index                                                                21

PART I .  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       GASONICS INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


ASSETS                                               JUNE 30,         Sept. 30,
                                                       1996             1995
                                                   ----------        ----------
                                                   (UNAUDITED)
Current assets:
  Cash and cash equivalents                        $   8,087         $   7,595
  Marketable securities                               15,016            29,004
  Trade accounts receivable, net                      27,215            16,974
  Inventories                                         31,780            19,123
  Prepaid expenses & other current assets              5,760             3,992
                                                   ----------        ----------
       Total current assets                           87,858            76,688

Property & equipment, net                             10,308             7,935
Other assets                                           1,212               744
                                                   ----------        ----------
       Total assets                                $  99,378         $  85,367
                                                   ----------        ----------
                                                   ----------        ----------

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable                                     $   2,791         $   2,894
  Accounts payable                                    11,937             7,343
  Accrued expenses                                    10,643            11,321
                                                   ----------        ----------
       Total current liabilities                      25,371            21,558
                                                   ----------        ----------

Long-term liabilities                                    569               621
                                                   ----------        ----------

Stockholders' equity:
  Common stock &
       additional paid-in capital                     31,541           29,468
  Unrealized gain on investment                        1,080             2,376
  Note receivable from stockholder                      (90)             (165)
  Retained earnings                                   40,907            31,509
                                                   ----------        ----------
       Total stockholders' equity                     73,438            63,188
                                                   ----------        ----------
       Total liabilities & stockholders' equity    $  99,378         $  85,367
                                                   ----------        ----------
                                                   ----------        ----------
                             See accompanying notes.

                       GASONICS INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                  Three Months Ended            Nine Months Ended
                                                       June 30,                      June 30,
                                              ------------------------     ------------------------
                                                  1996           1995           1996           1995
                                              ---------      ---------      ---------       --------
Net sales                                     $  29,058      $  27,884     $   99,837      $  71,905
Cost of sales                                    15,876         12,124         48,177         30,799
                                              ---------      ---------      ---------       --------
  Gross margin                                   13,182         15,760         51,660         41,106
                                              ---------      ---------      ---------       --------
Operating expenses:
  Research & development                          4,669          3,452         13,456          9,075
  Selling, general & administrative               7,620          6,714         24,509         17,588
                                              ---------      ---------      ---------       --------
    Total operating expenses                     12,289         10,166         37,965         26,663
                                              ---------      ---------      ---------       --------
  Operating income                                  893          5,594         13,695         14,443

Other income (expense)
  Interest expense                                  (11)             -            (36)             -
  Interest and other income, net                    165            365            656            630
  Gain on sale of stock                             143          2,843            143          2,843
                                              ---------      ---------      ---------       --------
  Income before provision for income taxes        1,190          8,802         14,458         17,916
                                              ---------      ---------      ---------       --------
  Provision for income taxes                        416          3,232          5,060          6,539
                                              ---------      ---------      ---------       --------
Net income                                    $     774      $   5,570     $    9,398      $  11,377
                                              ---------      ---------      ---------       --------
                                              ---------      ---------      ---------       --------
Net income per share                          $    0.06      $    0.41     $     0.69      $    0.87
                                              ---------      ---------      ---------       --------
                                              ---------      ---------      ---------       --------
Weighted average common &
common equivalent shares                         13,603         13,700         13,625         13,037
                                              ---------      ---------      ---------       --------
                                              ---------      ---------      ---------       --------


                             See accompanying notes.

                       GASONICS INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                     NINE MONTHS ENDED JUNE 30,
                                                     --------------------------
                                                          1996           1995
                                                       ----------     ---------
Cash flows from operating activities:
   Net cash (used for) provided by                      $  (9,126)    $   2,045
                                                       ----------     ---------

Cash flows from investing activities:
   Purchases of property & equipment                       (5,147)       (3,215)
   Decrease (increase) in marketable securities            12,692       (14,837)
                                                       ----------     ---------
     Net cash provided by (used for)
                investing activities                        7,545       (18,052)
                                                       ----------     ---------

Cash flows from financing activities:
   Principal payments under capital                             -           (22)
   Proceeds from issuance of common stock                   2,073        13,479
                                                       ----------     ---------
      Net cash provided by financing                        2,073        13,457
                                                       ----------     ---------

Net decrease in cash and cash equivalents                     492        (2,550)
Cash & cash equivalents at beginning of period              7,595        13,131
                                                       ----------     ---------
Cash & cash equivalents at end of period               $    8,087     $  10,581
                                                       ----------     ---------
                                                       ----------     ---------


                             See accompanying notes.

                       GASONICS INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the nine months ended June 30, 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year. Such financial statements should be read in conjunction with the information contained herein, including Risk Factors, and in the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. Any party interested in receiving a copy of these Annual and Quarterly Reports should request a copy from the Chief Financial Officer of the Company.

2.  INVENTORIES

Inventories consist of the following (in thousands):


                                         June 30, 1996       September 30, 1995
                                         -------------       ------------------
                                          (unaudited)
                 Raw Materials             $13,938                 $ 7,492
                 Work in Process            12,816                   7,656
                 Finished Goods              5,026                   3,975
                                           -------                 -------
                                           $31,780                 $19,123
                                           -------                 -------
                                           -------                 -------

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

RESULTS OF OPERATIONS

NET SALES for the third quarter and nine month period ended June 30, 1996 increased 4% to $29.1 million and 39% to $99.8 million, respectively, compared to net sales for the comparable two periods in fiscal 1995. The growth in revenue for the third quarter was principally due to shipments of flat panel display equipment from the Company's liquid crystal display (LCD) division in Japan (formerly called Tekisco) which was acquired in August 1995 and the first shipment for revenue of the Company's new Vertical High Pressure (VHP) furnace. In addition to the above, revenue increased for the nine month period due to the increased shipments of the Company's 8-inch downstream plasma photoresist removal products including its new performance enhancing platform product (the "PEP"). Sales of spare parts, service and support also increased as a result of retrofits to older systems and from maintenance revenues resulting from a larger number of systems in the Company's installed base. International sales, which are predominantly to customers in Europe and Asia Pacific, accounted for approximately 50% of net sales for the nine month period ended June 30, 1996 compared to approximately 41% for the same period ended June 30, 1995. Third quarter fiscal 1996 sales were materially adversely impacted principally by a slowdown in new orders and rescheduling of existing orders resulting from delays in customer fabs and, as a result, third quarter sales were down from that of the preceeding quarter. The Company expects that future sales will continue to be materially adversely impacted by the current business climate.

GROSS MARGIN as a percentage of net sales for the third quarter and nine month period of fiscal 1996 was 45% and 52%, respectively, compared to 57% for the same quarter and nine month period, respectively, of fiscal 1995. The decrease in gross margin for both periods of the current fiscal year is attributable to several factors, including a less favorable product sales mix which is, in part, due to a product shift from higher margin, more mature products to newly introduced products which typically have lower margins due to inefficiencies during initial stages of production and the sale of flat panel display equipment from the Company's LCD division in Japan. The Company's flat panel display equipment has significantly lower gross margins than its photoresist removal systems. Additionally, gross margins have been negatively impacted by an increase in field service costs related to the building of worldwide direct service capability and new product support capability and due to underabsorption of manufacturing costs due to reduced manufacturing activity. The Company's gross margin as a percentage of net sales has been, and will continue to be, affected by a variety of factors, including the mix and average selling prices of products sold and the costs to manufacture, service and support new product introductions and enhancements. The Company expects that its gross margins will remain at or lower than that recorded in the third quarter of fiscal 1996 due, in part, to inefficiencies associated with new product introductions, continued increase in sales of lower margin flat panel display equipment products from the Company's LCD division in Japan, competitive pricing pressures, changes in product mix and other factors including those referred to above.

RESEARCH AND DEVELOPMENT expenditures for the third quarter of fiscal 1996 were $4.7 million or 16.1% of net sales compared to $3.5 million or 12.4% of net sales for the third quarter of fiscal 1995. For the nine month period of fiscal 1996 and fiscal 1995, research and development expenses were $13.5 million or 13.5% of net sales and $9.1 million or 12.6% of net sales, respectively. The increase in overall spending in both periods from that of the comparable periods last fiscal year primarily reflects expenses associated with an increased number of research and development employees, an increase in services performed by consultants, including customer specification and customization of current products and new product development, including the PEP product development program. Additionally, both the three and nine month periods of fiscal 1996 include research and development expenses of $.3 million and $.8 million, respectively, associated with the Company's LCD division in Japan which was acquired in August 1995. The Company anticipates that the current level of research and development spending will continue and may increase in absolute dollars in the fourth quarter of fiscal 1996 due, in part, to the anticipated significant continued investment in new product development.

SELLING, GENERAL AND ADMINISTRATIVE expenses of $7.6 million in the third quarter of fiscal 1996 and $24.5 million for the nine month period of fiscal 1996 increased from $6.7 million and $17.6 million for the third quarter and nine month period, respectively, of fiscal 1995. As a percentage of net sales, selling, general and administrative expenses increased in the third quarter of fiscal 1996 to 26.2% from 24.1% for the same quarter of fiscal 1995 and were 24% for the nine month periods of both fiscal 1996 and 1995. The increase in absolute dollars in both periods when compared to the comparable periods last fiscal year is principally due to an increase in the number of employees, primarily in sales and marketing, increased third party commissions in connection with higher international sales volume, and expenses of $.4 million and $.9 million for the third quarter and nine month periods of fiscal 1996, respectively, associated with the operations of the LCD division in Japan. A significant component of selling, general and administrative expenses is third party commissions which are payable on a significant portion of the overseas business. This expense can fluctuate significantly depending on the mix of domestic versus foreign sales in any period. Although the Company has taken steps to manage its spending due to the uncertainties of the current business climate, it anticipates that the current level of selling, general and administrative spending will continue and may increase in absolute dollars in the fourth quarter of fiscal 1996 due to an anticipated higher concentration of sales in foreign locations that are subject to third party commissions.

OTHER INCOME (EXPENSE) consists primarily of interest expense, interest income and a gain on sale of stock of a third party. Interest expense of $11,000 for the quarter and $36,000 for the nine month period of fiscal 1996 is for a loan from the Bank of Tokyo to the Company's wholly owned subsidiary in Japan, GaSonics International Japan KK, in the amount of approximately $2.8 million (see Liquidity and Capital Resources). Interest and other income consisting primarily of interest income was $165,000 for the third quarter and $656,000 for the nine month period of fiscal 1996 compared to $365,000 and $630,000 for third quarter and nine month period of fiscal 1995, respectively. The decrease in the three month period of fiscal 1996 from the same period of fiscal 1995 is primarily the result of a $144,000 reserve that was reversed in the third quarter of fiscal 1995 that had been established earlier in fiscal 1995 against an impairment in value of one of the Company's investments. This reserve was reversed when this investment was recovered in full. The gain on sale of stock for the three and nine month ended June 30, 1996 of $143,000 and $2.8 million for the same periods ended June 30, 1995 was realized from the sale of 5,000 and 96,500 shares, respectively, of Integrated Process Equipment Corporation (IPEC) common stock. The Company received a total of 294,600 shares of IPEC Class A common stock during fiscal 1990 in exchange for certain services provided by the Company. As of June 30, 1996, the Company holds 54,673 shares of IPEC common stock and recorded as a $1.1 million unrealized gain on investments in stockholders' equity.

INCOME TAXES for the first nine months of fiscal 1996 were accrued at 35% of income before income taxes compared to 36.5% for the same period last year. The reduction in the effective tax rate was primarily attributable to a projected increase in international sales as a percentage of total sales that may result in a greater tax benefit derived from the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $9.1 million cash for operating activities for the nine month period ended June 30, 1996 and provided cash of $2.0 million for the same period of fiscal 1995. This increased use of cash from operating activities was principally due to an $2.1 million increase in accounts receivable resulting from higher sales, disproportionately higher percentage of sales occurring in the last month of the June 1996 quarter, longer payment terms related to business in Japan, and a $5.7 million increase in inventory, primarily attributable to the production of the new PEP products and the flat panel display products from the Company's LCD division in Japan. In addition, the Company incurred a $2.0 million decrease in net income due to the factors discussed above.

The Company's investing activities for the nine months ended June 30, 1995 provided cash of $12.7 million from marketable securities to fund operating activities and used cash of $5.1 million for the purchase of equipment and leasehold improvements. For the same period last fiscal year, the Company invested cash of $14.8 million in marketable securities and used $3.2 million to purchase equipment and leasehold improvements.

Financing activities provided $2.1 million and $13.5 million for the periods ended June 30, 1996 and 1995, respectively, primarily from the issuance of stock in connection with the Company's employee stock purchase and stock option plans and, for the period ended June 30, 1995, the issuance of stock in connection with the Company's public offering which closed on March 9, 1995.

At June 30, 1996, the Company had working capital of $62.5 million compared to $55.1 at September 30, 1995. Accounts receivable and inventories at June 30, 1996 were $27.2 million and $31.8 million, respectively. Accounts receivable at June 30, 1996 increased $10.2 million from September 30, 1995 primarily due to a disproportionately higher percentage of sales late in the quarter and longer credit terms relative to receivables in Japan. Inventory increased by $12.7 million from September 30, 1995 to June 30, 1996 principally from the purchase of materials needed to support the anticipated demand of the new PEP system, a build-up in the LCD division inventory for orders scheduled to ship later this fiscal year, a rescheduling of existing orders and, to a lesser extent, an increase in spare parts inventory to support the Company's newly established parts depots located in Singapore and Holland and to support increased sales levels. The Company expects future inventory levels to fluctuate from period to period, and believes that because of the relatively long manufacturing cycle of its products, its investment in inventories will continue to represent a significant portion of working capital. As a result of such investment in inventories, the Company may be subject to an increasing risk of inventory obsolescence, which could materially adversely affect the Company's operating results.

The Company's principal sources of liquidity at June 30, 1996 consisted of approximately $8.1 million in cash and cash equivalents, $15.0 million in marketable securities and a $15 million unsecured line of credit with Union Bank which was entered into on March 4, 1996. A commercial letter of credit provision of $.5 million and a foreign exchange contract provision of $1.0 million is also provided under the credit line. Available borrowing under the credit line is reduced by the amount of outstanding letters of credit. This line of credit contains certain covenants, including covenants relating to financial ratios and tangible net worth which must be maintained by the Company. As of June 30, 1996, except for $69,193 outstanding under the letter of credit provision, there were no borrowings outstanding under this line, and the Company was in compliance with its bank covenants. This line of credit agreement expires February 28, 1997. The Company's wholly-owned Japanese subsidiary, GaSonics International Japan KK, has an outstanding loan of approximately $2.8 million from the Bank of Tokyo against a promissory note which is secured by a Letter of Guarantee issued by the Company. The loan carries an interest rate of 1.625% per annum and is due and payable on January 31, 1997. The primary purpose of the loan was to fund the purchase of the Company's LCD division (formerly called Tekisco) in Japan which was acquired in August 1995.

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

ADDITIONAL RISK FACTORS


SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS

The Company's operating results have fluctuated significantly in the past and will fluctuate significantly in the future. The Company anticipates that factors affecting its future operating results will include the cyclicality of the semiconductor industry and the markets served by the Company's customers, the timing of significant orders, patterns of capital spending by customers, the proportion of direct sales and sales through distributors, the proportion of international sales to net sales, changes in pricing by the Company, its competitors, customers or suppliers, market acceptance of new and enhanced versions of the Company's products, the mix of products sold, financial systems, procedures and controls, discounts, the timing of new product announcements and releases by the Company or its competitors, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, the Company's ability to produce systems in volume and meet customer requirements, changes in overhead absorption levels due to changes in the number of systems manufactured, political and economic instability and lengthy sales cycles. Gross margins have varied and may vary materially based on a variety of factors including the mix and average selling prices of systems sales, the mix of revenues, including service and support revenues, and the costs associated with new product introductions and enhancements and the customization of systems. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would also materially adversely affect the Company's business, financial condition and results of operations. The Company has expended significant resources with respect to the development and ramp up of production and anticipated commercial shipments of three new products, the Strata, a high selectivity etch system, the VHP, a vertical high pressure furnace system, and the PEP, a performance enhancement platform. Gross margins in fiscal 1996 have decreased from the level attained during fiscal 1995 and may further decrease due, in part, to start-up inefficiencies associated with these introductions, competitive pricing pressures, changes in product mix, including the products sold by the Company's LCD division in Japan, and other factors. Additionally, sales and earnings for the third quarter of fiscal 1996 were materially adversely impacted by the current semiconductor business slowdown and, while the Company is managing its expenses to partially offset the loss of income from the decline in revenue, it is anticipated that this slowdown in the industry will continue and will continue to have a material adverse affect on the Company's future revenues and operating results.

LIMITED SYSTEM SALES; BACKLOG

The Company derives a substantial portion of its sales from the sale of a relatively small number of systems which typically range in purchase price from approximately $150,000 to $600,000 for its photoresist removal systems and up to approximately $1.5 million for its other products. As a result, the timing of recognition of revenue for a single transaction could have a material adverse effect on the Company's sales and operating results. The Company's backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's sales objectives for that quarter. Moreover, all customer purchase orders are subject to cancellation or rescheduling by the customer with limited or no penalties and, therefore, backlog at any particular date is not necessarily representative of actual sales for any succeeding period. The Company's net sales and operating results for a quarter may depend upon the Company obtaining orders for systems to be shipped in the same quarter that the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during such period. Furthermore, a significant portion of the Company's net sales have recently been realized near the end of the quarter. A delay in a shipment near the end of a particular quarter, due, for example, to an unanticipated shipment rescheduling, to cancellations or deferrals by customers, to unexpected manufacturing difficulties experienced by the Company or to supply shortages, may cause net sales in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter. In addition, significant investments in research and development, capital equipment and customer service and support capability worldwide have result in significant fixed costs which the Company will not be able to reduce rapidly if sales goals for a particular period are not met. Because the Company builds its systems according to forecast, a reduction in customer orders or backlog could present further difficulties regarding the Company's ability to plan production and inventory levels, which could adversely impact operating results. The impact of these and other factors on the Company's operating results in any future period cannot be forecasted accurately.

CYCLICALITY OF SEMICONDUCTOR INDUSTRY

The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities, which, in turn, depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including systems manufactured and marketed by the Company. The semiconductor industry has experienced significant growth in recent years which has resulted in significant growth in the capital equipment industry. However, in recent months there has be a down turn in demand which has resulted in delays of new orders and rescheduling of existing orders that materially adversely affected the Company's fiscal 1996 third quarter financial results and is expected to materially adversely affect future financial results. The Company anticipates that a significant portion of new orders depend upon demand from Integrated Circuit ("IC") manufacturers building or expanding large fabrication facilities, and there can be no assurance that such demand will exist.

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

DEPENDENCE ON KEY CUSTOMERS

Historically, the Company has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to the Company's ten largest customers in fiscal 1993, 1994, 1995 and the nine month period of fiscal 1996 ended June 30, 1996 accounted for approximately 74%, 71%, 68% and 55% of net sales, respectively. The Company expects that sales of its products to relatively few customers, particularly Advanced Micro Devices, IBM, Intel, Motorola, Samsung, SGS Thomson, Siemens and AT&T will continue to account for a high percentage of net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Moreover, sales to certain of its customers have decreased as those customers have completed or delayed purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could materially adversely affect the Company's business, financial condition and results of operations. The Company's ability to increase or maintain current sales levels in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance.

EXPANSION OF OPERATIONS; MANAGEMENT OF GROWTH

The Company has undergone a period of rapid growth. Since 1993, the Company has significantly increased the scale of its operations to support increased sales levels and has expanded its operations to address critical infrastructure requirements, including the hiring of additional personnel, commencement of independent operations in the United Kingdom, Korea, Japan, Singapore and Taiwan and significant investments in research and development to support product development. The Company's expansion has resulted in significantly higher operating expenses and due to the recent slowdown in new orders, it is anticipated that the Company's future operating results will be materially adversely affected.

The recent growth in the Company's sales and expansion in the scope of its operations has placed a considerable strain on its management, financial and other resources and has required the Company to initiate an extensive reevaluation of its operating and financial systems, procedures and controls.
In this regard, in connection with their examination of the fiscal 1995 financial statements, the Company's auditors noted that the Company's current systems had a number of limitations and identified a significant deficiency in the Company's internal control structure due to the absence of a comprehensive set of written policies and procedures. Although the Company is engaged in defining and implementing new management information, manufacturing and cost accounting systems, these systems are not currently expected to be fully operational until early fiscal 1997 at the earliest. There can be no assurance that any existing or new systems, procedures or controls will be adequate to support the Company's operations or that its new systems will be designed and implemented in a cost-effective and timely manner.

RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION

The semiconductor manufacturing industry is subject to rapid technological change and new product introductions and enhancements. The Company's ability to be competitive will depend in part upon its ability to develop new and enhanced systems and to introduce these systems at competitive prices and in a timely and cost effective manner to enable customers to integrate the systems into their operations either prior to or upon commencement of volume product manufacturing. In addition, new product introductions or enhancements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure could also lead to intensified price-based competition resulting in lower prices and margins, which would materially adversely affect the Company's business, financial condition and results of operations. Any success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, effective sales and marketing and product performance in the field. In particular, the Company's future performance will depend in part upon the successful commercialization of the Strata, the VHP and the PEP. There can be no assurance that any such product will achieve any significant revenues or contribute to the profitability of the Company. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the type of ICs under development by leading IC manufacturers and the equipment required to produce such Ics. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

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

RISKS ASSOCIATED WITH THE JAPANESE MARKET

The Company believes that increased penetration of the Asia Pacific market, particularly Japan, will be essential to its future financial performance. The Company has sold a relatively small number of systems to Japanese semiconductor manufacturers. To date, the Company has not fully developed a customer service and support capability in Japan and remains at a disadvantage in selling, servicing and supporting products in Japan. The Japanese semiconductor market (including fabrication plants operated outside of Japan by Japanese semiconductor manufacturers) represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and has been difficult for non-Japanese companies to penetrate. Furthermore, the licensing of products and process technologies by Japanese semiconductor manufacturers to non-Japanese semiconductor manufacturers could result in a recommendation to use certain semiconductor capital equipment manufactured by Japanese companies. Late in fiscal 1995, the Company acquired a local company in Japan, but there can be no assurance that this company will enable the Company to penetrate Japan. In addressing this market, the Company is at a distinct competitive disadvantage compared to leading Japanese suppliers, many of which have long-standing collaborative relationships with Japanese semiconductor manufacturers. In addition, since 1992, Japanese semiconductor manufacturers have substantially reduced their levels of capital spending on new fabrication facilities and equipment, thereby increasing competitive pressures in the Japanese market. Although the Company is investing significant resources in Japan which has significantly increased operating expenses, there can be no assurance that the Company will be able to achieve significant sales to the Japanese semiconductor market.

INTERNATIONAL SALES

International sales accounted for 42%, 41%, 40% and 50% of net sales in fiscal years 1993, 1994, 1995 and for the nine month period ended June 30, 1996, respectively. The Company has established independent operations in the United Kingdom, Korea, Japan, Singapore and Taiwan and acquired a company in Japan.
The Company anticipates that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, foreign currency fluctuations, tariffs and other barriers, political and economic instability, potentially adverse tax consequences, natural disasters, outbreaks of hostilities, difficulties in accounts receivable collection, extended payment terms, difficulties in managing distributors or representatives and difficulties in staffing and managing foreign subsidiary and branch operations. The Company is also subject to the risks associated with the imposition of legislation and import and export regulations. The Company cannot predict whether tariffs, quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

SOLE OR LIMITED SOURCES OF SUPPLY; RELIANCE ON SUBCONTRACTORS; COMPLEXITY IN MANUFACTURING PROCESS

Certain components, subassemblies and services necessary for the manufacture of the Company's systems are obtained from a sole supplier or a limited group of suppliers. Specifically, the Company relies on three companies for supply of the robotics used in its products and two other companies for microwave power supplies used in all of its ashing systems. The Company does not maintain any long-term supply agreements with any of its suppliers. The Company is relying increasingly on outside vendors to manufacture certain components and subassemblies. The Company's reliance on sole or a limited group of suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components and subassemblies. Because the manufacture of certain of these components and subassemblies is an extremely complex process and requires long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur in the future. Certain of the Company's suppliers have relatively limited financial and other resources. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and could have a material adverse effect on the Company's business, financial condition and results of operations.

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


EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

As of June 30, 1996, the Company's officers, directors and members of their families that may be deemed affiliates of such persons owned approximately 28.1% of the Company's outstanding shares of Common Stock. Accordingly, these stockholders will be able to significantly influence the election of the Company's directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how other stockholders of the Company may vote. Such a high level of ownership by such persons or entities may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. Certain provisions of the Company's Certificate of Incorporation, 1994 Stock Option/Stock Issuance Plan, Bylaws and Delaware law may also discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the ability of the Company's Board of Directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company.

VOLATILITY OF STOCK PRICE

The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, sales of the Company's Common Stock into the market place, failure to meet or changes in analysts' expectations, natural disasters, outbreaks of hostilities, general conditions in the semiconductor industry or the worldwide economy, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Many companies in the semiconductor equipment industry have recently approached or experienced historical highs in the market prices of their common stock. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
               None

ITEM 2.        CHANGES IN SECURITIES
               None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.
               None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
               None

ITEM 5.        OTHER INFORMATION.
               None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
        (a)    The following exhibits are filed herewith:

               Exhibit  27        Financial Data Schedule

        (b)    Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended June 30, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GASONICS INTERNATIONAL CORPORATION
                              (Registrant)




                              -----------------------------------------
Date:  August 13, 1996        By:  Terry R. Gibson
                                   Vice President, Finance
                                   Chief Financial Officer
                                  (Signing on behalf of the registrant and as
                                   principal financial officer)

INDEX TO EXHIBITS
                                                          Sequentially
Exhibit Number           Description                   Numbered Page

     27                  Financial Data Schedule