Form 10-K
period 1996-09-30
GASONICS INTERNATIONAL CORP
filed 1996-12-24
CIK 918647

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED               COMMISSION FILE NUMBER
        SEPTEMBER 30, 1996                           0-22248

                            ------------------------

                       GASONICS INTERNATIONAL CORPORATION
               (Exact name of Registrant as specified in charter)

           DELAWARE                   94-2159729
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)    Identification No.)

                              2540 Junction Avenue
                           San Jose, California 95134
                                 (408) 325-1200
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
              OF REGISTRANT COMPANY'S PRINCIPAL EXECUTIVE OFFICES)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                                  COMMON STOCK

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of the Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 17, 1996, as reported on The Nasdaq National Market was approximately $114,315,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of December 17, 1996, the Registrant had outstanding 13,479,945 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1996 are incorporated into Parts II and IV of this Report on Form 10-K.

2. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on March 3, 1997 are incorporated by reference into
    Part III of this Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

    GaSonics International Corporation ("GaSonics" or the "Company") is a leading developer and supplier of a portfolio of products and services used in the fabrication of advanced integrated circuits ("ICs") and flat panel displays ("FPDs"). The Company is one of the world's leading suppliers of photoresist removal equipment. The Company's products consist of photoresist removal systems, residual removal systems, isotropic etch systems and high pressure furnaces for the semiconductor industry and low pressure chemical vapor deposition ("LPCVD") for the flat panel display industry. The Company's photoresist removal, residual removal and isotropic etch systems utilize proprietary downstream plasma processing technology to increase yields in the manufacture of advanced ICs. The Company markets and sells its products to many leading IC manufacturers worldwide including Intel, Motorola, Samsung, Siemens and Lucent Technologies.

    The Company commenced operations in 1968 and was incorporated in California in March 1971 as "Atomel Products Corporation." The Company changed its name to "GaSonics International Corporation" in June 1993 and reincorporated in Delaware in March 1994. In February 1991, the Company acquired Branson International Plasma Corporation, a manufacturer of photoresist removal equipment. In August 1995, the Company acquired Tekisco, Ltd. from Kishimoto Sangyo Co. Ltd. of Tokyo, Japan. Tekisco is a manufacturer of LPCVD equipment for the manufacture of FPDs. The Company's principal executive offices are located at 2540 Junction Avenue, San Jose, California 95134. The Company's telephone number is (408) 325-1200 and worldwide website address is http://www.gasonics.com.

INDUSTRY BACKGROUND

    The worldwide market for advanced ICs and products utilizing such devices has experienced rapid growth. This growth has caused a corresponding increase in demand for equipment used to manufacture semiconductors. The fabrication of ICs requires a large number of complex and repetitive processing steps, including deposition, photolithography and etch. Deposition is a process in which a layer of either electrically insulating or electrically conductive material is deposited on the surface of a wafer. In the photolithography process, device features are imprinted using a photomask on a light sensitive polymer called photoresist. After development of the photoresist, etching selectively removes the deposited material from the surface of the wafer that is not covered by the imprinted pattern. In advanced IC fabrication, deposition, photolithography and etch are repeated numerous times in order to layer different materials and imprint various features on a single wafer and to produce a fully functional IC device. Prior to processing additional layers on the wafer in the fabrication process, the residual photoresist from the previous layer must be carefully removed in order to create a clean and functional foundation for the next layer. This process is referred to as "photoresist removal" or "ashing."

    The fabrication of advanced ICs, which offer increased capabilities, more power and greater performance, requires increasing numbers of photolithographic masking layers and corresponding photoresist removal steps. For example, a typical one megabit Dynamic Random Access Memory chip ("DRAM") requires 11 masking steps, each with a corresponding photoresist removal step. By comparison, a 64 megabit DRAM is expected to require between 20 and 25 masking steps, each with a corresponding photoresist removal step. As line geometries, or feature sizes, of an IC continue to decrease to near 0.25 microns and wafer cleanliness becomes increasingly important, it is expected that more advanced and additional ashing steps will be required to prepare the wafer surface for subsequent masking steps. As a result of these trends, the Company believes that the number of photoresist removal systems per production line of advanced ICs will increase.

    Historically, photoresist removal was considered a necessary process step that did not require implementation of advanced technologies. In the 1970s, photoresist was typically removed by immersing ICs into large liquid chemical baths ("wet chemistry processing"). In the early 1980's, dry chemistry processing, which utilizes gases to remove the photoresist, began to replace wet chemistry processing for those advanced processing steps that wet chemistry processing was unable to complete or added too many defects (particles). The dry chemistry processing alternative for photoresist removal has continued to become more widely used because this alternative is believed to offer significant cost of ownership savings as compared with wet chemistry processing, especially for complex ICs with feature sizes of 1.0 microns and below. Wet chemistry processing also poses certain environmental concerns as a result of risks associated with chemical storage, handling, disposal and operator safety. In the fabrication of advanced ICs, wet chemistry processing for photoresist removal is now typically used only for noncritical cleaning steps after application of a dry chemistry photoresist removal process. Traditional dry chemistry photoresist processing involves the creation of plasma and exposure of the wafer to the plasma in a single chamber in order to remove the residual photoresist. However, because certain elements of the plasma can cause damage to the wafer, direct exposure of the wafer to the plasma can result in reduced yield. This damage becomes increasingly problematic as feature sizes decrease and, at certain feature sizes, can result in significantly reduced yield.

THE GASONICS SOLUTION

    In order to address the photoresist removal needs of advanced IC manufacturers, GaSonics pioneered an advanced dry chemistry processing technology known as "downstream microwave processing." This technology separates the creation region of the plasma from exposure to the wafer and shields the wafer from the elements of the plasma that cause damage to the wafer while still allowing for the chemical function to take place. As line geometries continue to decrease and wafer sizes increase, the Company believes that advanced photoresist removal techniques such as those offered by GaSonics will be required to manufacture advanced ICs at acceptable yields. The Company believes that yield, operating costs, throughput, reliability, uptime and system cost all contribute to an IC manufacturer's total cost of ownership. The Company believes that downstream microwave processing enables the Company's photoresist removal systems to offer advanced IC manufacturers a process solution with cost of ownership savings by increasing yields at current and future line geometries. GaSonics' removal products are designed as single wafer systems capable of processing eight-inch wafers, which the Company believes further increases yields as compared with traditional multiple wafer processing systems.

THE GASONICS STRATEGY

    In order to maintain its leadership position in advanced dry chemistry processing equipment for photoresist removal, GaSonics has implemented a business strategy with the following key elements:

    ENHANCE STRATEGIC CUSTOMER RELATIONSHIPS. The Company believes that its long-standing relationships with many leading worldwide IC manufacturers such as Intel, Motorola, Samsung, and Siemens are critical to ensure its position as a leading supplier of photoresist removal equipment used in the fabrication of advanced ICs. The Company intends to continue to focus its resources on its key customers in order to develop the process equipment solutions needed to manufacture the next generation of ICs and to lower the semiconductor manufacturer's total cost of ownership for photoresist removal equipment. As part of this focus, the Company provides dedicated personnel at key customer facilities. The Company believes that these relationships will enable it to better understand the needs of its customers, to design new fabrication process equipment and to position GaSonics as a principal supplier of volume equipment orders.

    FOCUS ON CAPITAL PRODUCTIVITY. GaSonics is committed to providing its customers with photoresist removal equipment solutions offering a lower cost of ownership than many competing products. By increasing yields in the manufacture of advanced ICs, the Company believes its proprietary downstream microwave processing technology offers customers cost of ownership advantages over wet chemistry processing and traditional dry chemistry processing. The Company believes that its technology results in a lower cost of ownership than wet chemistry technology in the manufacture of advanced ICs due to the higher costs associated with the use of consumable chemicals in wet chemistry processing of larger diameter wafers. In addition, the Company believes that its technology results in better yields than traditional dry chemistry as a result of the reduced damage and contamination caused to the wafer in the Company's downstream dry chemistry processing. The Company believes that the increased yields provided by its systems position GaSonics as a preferred provider of lower cost of ownership solutions for photoresist removal and other cleaning applications. In addition, the Company intends to continue to introduce cost-effective products and product enhancements, such as the Strata, Vertical High Pressure ("VHP") and Performance Enhancing Platform ("PEP") systems.

    CAPITALIZE ON ADVANCED WAFER FABRICATION TRENDS. Numerous wafer fabrication lines capable of manufacturing eight-inch wafers with near 0.25 micron line geometries are currently under construction or have been completed worldwide. The Company seeks to address the market opportunity for advanced photoresist removal equipment created by these wafer fabs. At 0.25 micron line geometries, the Company believes that the yield benefits from dry chemistry processes in general and GaSonics' downstream processing technology in particular increase significantly. GaSonics was one of the first companies to target the advanced photoresist removal market by transitioning from traditional batch processing to a single wafer design and currently has an installed base of approximately 600 systems in the eight-inch market.

    PENETRATE ASIA/PACIFIC MARKET. The Asia/Pacific market for IC processing equipment represents more than half of the worldwide market. The Company has recently been successful in marketing and selling its products to certain customers in Korea, Singapore, Taiwan and Japan. GaSonics intends to continue to invest significant resources in order to further penetrate the Asia/Pacific market, particularly Japan, which has historically been dominated by Japanese process equipment manufacturers. Japanese suppliers have typically offered traditional dry chemistry systems which process multiple wafers in a single batch. Because manufacturers of advanced ICs on larger diameter wafers are increasingly adopting single wafer processing, the Company believes its single wafer systems, which incorporate advanced dry chemistry processing techniques, are particularly well-positioned to compete in Japan. The Company established a relationship in 1994 with a distributor of semiconductor capital equipment in Japan for sales of its photoresist removal equipment and has established a wholly-owned subsidiary in Japan. In addition, the Company has staffed its Japanese subsidiary to market and sell its high pressure systems and to provide technical support and applications personnel to enhance the Company's distributors' ability to sell photoresist removal and cleaning equipment.

    TARGET NEW SYSTEMS AND APPLICATIONS. The Company believes that its strong customer relationships and technology leadership will enable it to develop new systems and target new applications. The Company believes that advanced dry processing equipment will be utilized for certain additional process steps in the manufacture of advanced ICs as feature sizes continue to decrease. GaSonics completed the development of three new products, the Strata, the VHP and the PEP and initial shipments of these systems commenced in April, August, and November 1995, respectively. The Strata system is intended to replace a costly and toxic wet chemistry process step for the selective etching of certain materials on a wafer. The VHP system is intended to allow certain customers to extend key elements of their current fabrication process for up to two additional generations by using a proprietary high pressure process to reduce exposure to high temperature. The PEP system is a dual chamber photoresist and residue removal system designed to increase throughput as compared to single chamber systems and saves space in the customer's clean room. PEP systems allow a mix and match option whereby customers can incorporate either photoresist removal, residue removal or a combination of photoresist removal and residue removal process chambers, depending on the customers' needs.

GASONICS TECHNOLOGY

    GaSonics' proprietary microwave downstream processing technology for dry chemistry processing has been a key element in establishing demand for its products. The Company believes this technology offers significant advantages over other dry chemistry processing technologies because it increases yields in the production of advanced ICs by reducing the amount of damage and contamination caused to the wafer from the creation of the active gases that remove the photoresist. The Company believes that older technologies, particularly wet chemistry processing, offer advantages in the fabrication of less advanced ICs (1.0 microns or greater) manufactured on smaller wafers (6 inches or less) in facilities where manufacturers continue to rely on older batch processing techniques.

MICROWAVE DOWNSTREAM PROCESSING

    Microwave downstream processing technology is a dry chemistry process that uses elements created by plasma in order to remove photoresist and other materials on a wafer. In traditional dry chemistry processing, the plasma is created in the same chamber in which the active gases are exposed to the photoresist on the wafer. This method typically causes significant damage and contamination to the wafer because certain elements ("species") that result from the creation of the plasma react negatively with the materials. In the Company's products, the plasma is generated in one chamber and, using the Company's proprietary technology, the active species are separated from the discharge region and introduced downstream into the wafer processing chamber. The Company believes the resulting reduction in damage and contamination to the wafer increases yield and lowers the total cost of ownership of the photoresist removal process equipment in the fabrication of advanced ICs.

    The Company's downstream processing technology incorporates the following key elements:

    - Microwave Frequency--The Company believes that microwave frequency, which was introduced by GaSonics in 1986, has become the preferred source for the creation of plasma because it produces density which is more efficient than the alternative, radio frequency energy. By creating the plasma more efficiently, the Company believes its products have higher throughput and can operate at lower temperatures than competitive products that utilize radio frequency energy.

    - Single Wafer Processing--The Company believes that it is one of the technology leaders in cost-effective single wafer processing equipment. In the 1970s, IC manufacturers, including many Japanese manufacturers, began using multi-wafer (batch) processing equipment in order to increase throughput. This technique produced sufficient yields with six-inch wafers as a result of the relative ease of handling six-inch wafers in process equipment. As more semiconductor manufacturers begin to use eight-inch wafers in order to maximize output per wafer pass, the Company believes that single wafer processing equipment for critical applications will be increasingly used. The Company believes that most new facilities built since 1993 have been eight-inch fabs. Of the 125 fabs announced or under construction through the year 2000, the Company believes that most are 200 millimeter (8-inch).

    - Temperature Control--GaSonics' products utilize proprietary technology to increase yield through accurate temperature control. With precise measurement and control of relevant temperatures, chemical reactions are optimized to increase throughput and reduce unnecessary damage to the wafer. In addition, the Company's systems have the flexibility to accommodate the customized thermal processing requirements of its customers' advanced ICs. In order to achieve temperature control, the Company's systems use either platen-based heating, which is conductive, or lamp-based heating, which is radiative, or both.

    The Company believes that its proprietary microwave downstream processing technology can be applied to other cleaning applications, such as selective isotropic etching. Isotropic etching is a process in which plasma is used to selectively remove silicon dioxide, silicon nitride and polysilicon from the wafer to create desired three dimensional contours on the wafer. In order to accommodate the increased number of mask layers required for the production of advanced ICs, certain silicon layers on the wafer must be carefully shaped prior to the deposition of the next layer of material. These etching processes are typically completed by costly wet chemistry process steps. The Company believes that as feature sizes decrease, IC manufacturers will replace these wet chemistry processes or high cost etching steps with more cost-effective downstream dry chemistry processes. The Company believes that its proprietary downstream technology will enable manufacturers to utilize dry chemistry processing to complete these steps with increased yield and lower cost. The Company began shipping its new high selectivity isotropic etching and cleaning system, the Strata, in April 1995.

HIGH PRESSURE THERMAL PROCESSING

    The Company introduced the concept of the application of high pressure to IC thermal processing with the introduction of its high pressure furnace product. In IC fabrication, there are a number of thermal process steps that involve the exposure of the wafer to high temperature over an extended period of time. These steps include oxidation, which is the growth of insulating materials on the wafer, and reflow, which is a process that smoothes irregular topographies on a wafer. By introducing high pressure as a parameter in thermal processing, the amount of time a wafer must be exposed to high temperatures is reduced. The length of time an IC may be exposed to high temperatures is sometimes referred to as the "thermal budget" of the device.

    Although high pressure is currently utilized primarily for specialized applications, the Company believes that its use in the fabrication of advanced ICs will increase as feature sizes continue to decrease because more advanced ICs are adversely affected by long exposure to high temperatures. In addition, the Company believes that high pressure thermal processing provides benefits to the IC manufacturer including higher yields resulting from increased process rates and reduced damage to the wafer that can result from long exposure to high temperatures and increased die per wafer. The Company began shipping VHP systems in August 1995.

PRODUCTS

    The Company's major product line consists of advanced dry chemistry processing equipment for photoresist removal. The Company also offers advanced dry chemistry processing equipment for post-etch residue removal, isotropic etching, high pressure furnaces, low-pressure chemical vapor deposition equipment used for flat panel display manufacturing and products utilizing plasma chemistry for a variety of non-semiconductor applications. In addition, the Company provides upgrades, maintenance and spare parts for both current products and previous generation products.

DRY CHEMISTRY PROCESSING SYSTEMS

    PHOTORESIST REMOVAL. The Company's dry chemistry downstream processing systems are designed to provide advanced IC manufacturers with lower cost of ownership solutions for photoresist removal. GaSonics currently manufactures advanced dry chemistry processing systems for photoresist removal, including the Aura 1000, the Aura 2000-LL, the Aura 3010, the L3510, the PEP3510A and the PEP3510C. All of these products incorporate the Company's proprietary microwave downstream processing technology and are designed to be used in the fabrication of ICs with feature sizes of 0.25 microns and below. The Company's systems have throughput rates ranging from approximately 45 to 55 wafers per hour, depending upon wafer size and customer application. A single system typically ranges in purchase price from approximately $150,000 to $600,000.

    The Company introduced its high productivity platform, the PEP, in 1995. The PEP is a dual chamber platform which, through a proprietary wafer handler and high yield ashing, provides users with a lower cost per wafer pass while providing yield advantage with GaSonics' downstream microwave processing.

Photoresist removal chambers for the PEP platform were introduced in 1995. The residue removal chambers were introduced in 1996. In 1994, the Company introduced its two most recent single chamber product enhancements, the L3510, an enhancement to the L3500, and the Aura 3010, an enhancement to the Aura 3000, each of which has extended performance capabilities, including higher reliability, increased operational flexibility and higher throughput. Sales of dry chemistry processing equipment for photoresist removal accounted for approximately 67%, 69% and 62% of the Company's net sales in fiscal 1994, 1995 and 1996, respectively.

    ISOTROPIC ETCHING. Isotropic etching is the removal of materials from a wafer in both the horizontal and vertical directions at uniform rates. Isotropic etching allows advanced IC manufacturers to consistently and uniformly remove materials from a wafer in a more controlled environment, thereby generally resulting in a lower cost than traditional wet chemistry processing. In fiscal 1995, the Company completed the development of its high selectivity isotropic etch system, the Strata, for the removal of silicon dioxide, silicon nitride and polysilicon from the wafer. The Strata features the Company's downstream microwave technology, and is marketed to prospective customers seeking to replace costly and toxic wet chemistry processing for certain critical applications in advanced IC fabrication. The Strata has throughput rates ranging from 20 to 55 wafers per hour, depending on the wafer size and customer application. The Company shipped the first Strata in April 1995.

HIGH PRESSURE FURNACE SYSTEMS

    Over the past 18 years, the Company has marketed a horizontal high pressure furnace system, the HiPOx, and has sold over 150 of such systems to over 30 semiconductor manufacturers worldwide. In fiscal 1995, the Company completed development of its vertical high pressure furnace system, the VHP. The VHP system is intended to provide process simplification by eliminating a mask step and reducing the time the wafer is exposed to elevated temperatures, thereby permitting smaller geometries and increasing yields in the manufacture of advanced ICs. The VHP allows certain customers to extend key elements of their current fabrication process for up to two generations thereby saving cost and reducing risk of conversion to different processes. This product is also designed to meet the industry demand for vertical furnace design for reduced footprint and small batch sizes of approximately 50 wafers.

LOW-PRESSURE CHEMICAL VAPOR DEPOSITION SYSTEMS

    In August 1995, the Company acquired Tekisco, one of Japan's leading manufacturers of low-pressure chemical vapor deposition systems used for flat panel display manufacturing. Established in 1990, Tekisco began shipments of its proprietary LPCVD systems for polysilicon-on-glass applications for flat panel displays in 1991. LPCVD systems have been sold to a number of leading Japanese flat panel display manufacturers. The Company believes that the acquisition of Tekisco gives GaSonics an immediate expansion of its market presence in Japan. The Company now calls this operation its liquid crystal display ("LCD") division. The Company believes that the equipment needs of flat panel or liquid crystal manufacturers and semiconductor manufacturers are similar and appear to be converging as the wafers used in IC manufacturing continue to increase in size.

SPARE PARTS, SERVICE AND SUPPORT

    GaSonics also provides a series of products, including spare parts, retrofits and upgrade kits as well as service, training and support for its growing installed based. Revenue from such sources accounted for approximately 22%, 20% and 21% of the Company's net sales in fiscal 1994, 1995 and 1996, respectively. As the Company's systems have become more complex, the Company believes that its customers will increasingly rely on its expertise for service and support. In addition, the installed base of the Company's equipment is expected to increase. As a result, the Company believes that more customers will purchase its service and support.

CUSTOMERS

    The Company sells its products to leading IC manufacturers and flat panel display manufacturers located throughout the United States, Europe and the Asia/Pacific. Sales to Intel and Motorola accounted for approximately 26% and 10%, respectively, of net sales in fiscal 1994. Sales to Intel accounted for approximately 20% of net sales in fiscal 1995 and 11% of net sales in fiscal 1996. The Company expects that sales of its products to relatively few customers, particularly Intel, Motorola, Samsung, Siemens and Lucent Technologies will continue to account for a high percentage of its net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Moreover, sales to certain of the Company's customers have decreased as those customers have completed or delayed purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to customer departures from traditional buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could materially adversely affect the Company's business, financial condition and results of operations.

SALES, SERVICE AND CUSTOMER SUPPORT

    The Company believes its sales, service and customer support organizations are critical to its long term customer relationships and provide the Company with a competitive advantage in the process equipment market. These relationships are particularly important in the semiconductor capital equipment market, as the Company believes that once a semiconductor manufacturer has selected a particular supplier's capital equipment, that manufacturer generally relies upon that equipment for the specific product line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. The Company's sales and service representatives maintain close working relationships with customers in order to identify their current and future semiconductor equipment requirements and to assist customers with the design of their new or upgraded fabrication facilities. In addition, these working relationships assist the Company in designing its products to meet the stringent qualification requirements of many of its key customers. As a result of these close relationships, the Company believes it is positioned to develop and market products which meet the current and future requirements of its key customers and other advanced IC manufacturers.

    The Company markets and sells its products in the United States and overseas through its marketing and direct sales organization including application and process development engineers and logistics personnel. The Company also sells its products overseas through 6 representatives in Europe and Asia/ Pacific. In 1994, the Company established a relationship with one of the leading distributors of semiconductor capital equipment in Japan for sales of its photoresist removal equipment and has staffed its own subsidiary in Japan to market and sell its high pressure systems. The Company currently has eight United States sales offices located in Austin, Texas; Dallas, Texas; Fort Washington, Pennsylvania; Rockaway, New Jersey; Aloha, Oregon; Mesa, Arizona; Hopewell, New York; and its corporate headquarters in San Jose, California. At each of its sales offices, the Company provides support personnel and application engineers in order to ensure dedicated technical and field process support throughout the United States.

    The Company's field service and technical support personnel are based throughout the United States, Europe and Asia/Pacific, and directly support domestic and international warranty service, post-warranty contract service, equipment installations and training. Field service support in some countries overseas is provided through third party representatives. The Company's field service engineers are located in 23 sites throughout the United States, Europe and Asia/Pacific, including dedicated site-specific engineers contracted by certain customers, such as Intel, Motorola, Lucent Technologies and Texas Instruments.

    The Company's customer support and service organizations link the customers with the Company's overall quality and support efforts. The Company is preparing to be in compliance with ISO-9001, which requires a strict system of standards used primarily in Europe to measure the Company's ability to achieve certain quality milestones.

    The Company generally offers standard warranty terms for two years on parts and labor on equipment sales. The Company also offers service contracts to its customers for continued maintenance of the systems that are not covered by warranty.

    The Company has and is continuing to increase its sales, field service and customer support presence in the Asia/Pacific. Since the end of fiscal 1993, the Company has established subsidiaries in the U.K., France, Korea and Japan, and branches in Italy, Singapore and Taiwan. The Company has staffed these subsidiaries and branches with sales, field service, technical support and application engineers to support further penetration in the region. The Company intends to continue investing significant resources in order to further penetrate the Asia/Pacific market. The Company's goal is to develop knowledgeable local sales, service and customer support resources throughout the region in order to increase communication between the Company and Asia/Pacific IC manufacturers and to reduce response times for sales and support inquiries.

    In August 1995, the Company acquired Tekisco, Ltd. from Kishimoto Sangyo Co. Ltd. of Tokyo, Japan. Tekisco is a manufacturer of LPCVD equipment used for the manufacture of flat panel displays. FPDs are market driven by portable computing and telecommunications devices. FPD or liquid crystal display manufacturing utilizes very similar processes to IC processing. Approximately 90% of the advanced FPDs produced worldwide are manufactured in Japan. The acquisition of Tekisco is intended to enable GaSonics to continue to penetrate this market and to further establish the credibility of GaSonics as a supplier in Japan.

BACKLOG

    The Company schedules production of its systems based upon backlog, informal customer commitments and general economic forecasts for its targeted markets. The Company includes in its backlog only those customer orders for systems for which it has accepted purchase order numbers and assigned shipment dates within twelve months as well as orders for spare parts and service and support of systems. The Company's backlog for its systems, spare parts and service and support was approximately $54.8 and $32.4 million at the end of fiscal years 1995 and 1996, respectively. Historically, the Company's backlog has fluctuated significantly primarily as a result of the cyclical nature of construction and equipping of new IC fabrication facilities. The equipment requirements of new fabrication facilities cannot be determined with accuracy, and therefore the Company's backlog at any certain date is not indicative of future growth. In addition, because of orders received in the same quarter in which a system is shipped, possible changes in system delivery schedules, cancellations and the rescheduling of system orders, orders being subject to cancellation, deferral or rescheduling by the customer with limited or no penalties, and potential delays in system shipments, the Company's backlog at any particular date is not necessarily representative of actual sales for any succeeding period.

MANUFACTURING

    The Company's manufacturing strategy is to produce high quality, cost-effective systems and assemblies. In order to lower production costs, the Company performs manufacturing activities that add value or that require unique technology or specialized knowledge and utilizes subcontractors to perform other manufacturing activities. The Company is relying increasingly on subcontractors to fabricate and assemble components and perform other activities.

    The Company's principal manufacturing activities include assembly and test work and are conducted at the Company's facility in San Jose, California and in Atsugi City, Japan for the LPCVD business. Assembly includes inspection, subassembly and final assembly and test includes module test and final systems test. The Company's Class 10, Class 100 and Class 1000 clean rooms enable the Company to test its products to its customers' acceptance criteria prior to shipment. In 1994, the Company underwent a "Supplier Quality Assessment" from SEMATECH, a consortium of U.S. semiconductor manufacturers, which is a key milestone for ISO-9001 certification. As part of an overall expansion program, the Company leased additional facilities dedicated to thermal products and the newly established customer satisfaction center and reconfigured other facilities to accommodate the increase in personnel and provide cleaner manufacturing environments as well as additional research and development activity.

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

RESEARCH AND DEVELOPMENT

    The markets for semiconductor manufacturing equipment, including the markets that utilize the Company's equipment, are characterized by rapid technological development and product innovation. The Company intends to continue to commit substantial resources to research and development in both dry chemistry processing, high pressure thermal processing and LPCVD for the flat panel display market.

    In order to maintain its long-term relationships with existing customers, the Company commits substantial resources to the continuous improvement of existing products and developing new products and technology. Customers with large installed bases increasingly require their suppliers to improve existing products in order to avoid the long qualifying evaluations required with new equipment, which can be costly and risky. The Company's research and development for product improvement includes in-house validation tests of major hardware changes as well as detailed process characterization in the Company's clean rooms.

    Historically, the Company has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. For fiscal 1994, 1995 and 1996, total research and development expenditures were approximately $6.0 million, $12.3 million and $18.0 million, respectively, and represented 9.0%, 12.1% and 14.2% of the Company's net sales, respectively.

COMPETITION

    The semiconductor capital equipment industry is intensely competitive. A substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular supplier's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Accordingly, the Company expects to experience difficulty in selling to a particular customer for a significant period of time if that customer selects a competitor's capital equipment. The Company currently has only one principal product line and experiences intense competition worldwide from a number of leading foreign and domestic manufacturers, including Alcantech, Applied Materials, Inc., Fusion Systems Corporation, Lam Research Corporation, Matrix Semiconductor Systems, Inc., Mattson Technology, Inc., Plasma Systems and Ramco, some of which have substantially greater installed bases and greater financial, marketing, technical and other resources than the Company. Certain of the Company's competitors have announced the introduction of, or have introduced, competitive products that offer other technologies and improvements. Applied Materials and Lam Research have introduced modules to their products which remove photoresist using dry chemistry processing and thereby compete with the Company's products. The Company expects its competitors to continue to develop enhancements to and future generations of competitive products that may offer improved price or performance features. New product introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems in addition to intense price competition or otherwise make the Company's systems or technology obsolete or noncompetitive. The Company believes that it will continue to face competition from current and new suppliers employing other technologies, such as wet chemistry, traditional dry chemistry and other techniques, as such competitors attempt to extend the capabilities of their existing products. Increased competitive pressure could lead to reduced demand and lower prices for the Company's products, thereby materially adversely affecting the Company's operating results.

    The principal elements of competition in dry chemistry processing for photoresist removal and etching are technological innovation, total cost of ownership of the systems, including yield, price, product performance and throughput capability, quality, and reliability, and customer service and support. Although the Company believes that it competes favorably with respect to each of these factors, new product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. In addition, by virtue of its reliance on sales of advanced dry chemistry processing equipment, the Company could be at a disadvantage compared to certain competitors that offer more diversified product lines.

    The Company believes that to remain competitive it will have to commit significant financial resources to develop new product features and enhancements, to introduce next generation photoresist removal products on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company will face competition from suppliers employing new technologies in order to extend the capabilities of competitive products beyond their current limits or increase their productivity. In addition, increased competitive pressure could lead to intensified price-based competition, resulting in lower prices and margins, which would materially adversely affect the Company's business, financial condition and operating results.

    In addition, Japanese IC process equipment manufacturers have a dominant share of the market for certain types of integrated circuits for which the Company's systems are used. Japanese manufacturers are well established in the Japanese process equipment market, and it is difficult for non-Japanese manufacturers to penetrate the Japanese market. Furthermore, Japanese semiconductor manufacturers have extended their influence outside of Japan by licensing products and process technologies to non-Japanese semiconductor manufacturers. Such licenses could result in a recommendation to use certain semiconductor capital equipment manufactured by Japanese companies. The Company has not established itself as a major competitor in the Japanese market and there can be no assurance that the Company will be able to achieve significant sales to Japanese IC manufacturers. There can be no assurance that the Company will be able to compete successfully in the future.

    Tekisco's competitors in the LPCVD market include Japan-based companies and Japan-based joint ventures such as Applied Komatsu and Koyo Lindbergh. These competitors manufacture alternative technology systems and they could, at any time, enter the Company's markets with improved technology or with systems that are directly competitive with those of Tekisco.

INTELLECTUAL PROPERTY RIGHTS

    The Company owns 15 United States patents which expire between 1998 and 2012 and has 5 U.S. patents pending. In addition, the Company has 15 foreign patents which expire between 1998 and 2011 and has applied for 2 additional foreign patents. Certain of these patents were acquired by the Company from Branson International Plasma Corporation (IPC). One additional U.S. patent application has been assigned to the Company in connection with the acquisition of Tekisco. The Company has a policy of seeking patents when appropriate on inventions resulting from its ongoing research and development and manufacturing activities. The Company also has seven trademarks. Nevertheless, the Company believes that its success will depend more upon the innovation, technological expertise and marketing abilities of its employees than upon the protection provided by patents, trademarks, copyrights and other intellectual property rights.

    Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any of the Company's pending patent applications will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. There can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

    As is typical in the semiconductor industry, the Company has received notices from time to time from third parties alleging infringement claims. Although there currently are no pending claims or lawsuits against the Company regarding any possible infringement claims, there can be no assurance that infringement claims by third parties or claims for indemnification resulting from infringement claims in the future will not be asserted or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance that a license will be available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims or enforce its proprietary rights. Such challenges could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations.

EMPLOYEES

    At September 30, 1996, the Company had approximately 480 full-time employees. The Company believes its future success will depend in large part on its ability to attract and retain highly skilled and motivated employees. None of the employees of the Company is covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

ADDITIONAL RISK FACTORS

SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS

    The Company's operating results have fluctuated significantly in the past and will fluctuate significantly in the future. The Company anticipates that factors continuing to affect its future operating results will include the cyclicality of the semiconductor industry and the markets served by the Company's customers, the timing of significant orders, patterns of capital spending by customers, the proportion of direct sales and sales through distributors, the proportion of international sales to net sales, changes in pricing by the Company, its competitors, customers or suppliers, market acceptance of new and enhanced versions of the Company's products, the mix of products sold, financial systems, procedures and controls, discounts, the timing of new product announcements and releases by the Company or its competitors, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, the Company's ability to produce systems in volume and meet customer requirements, changes in overhead absorption levels due to changes in the number of systems manufactured, political and economic instability and lengthy sales cycles. Gross margins have varied and will vary materially based on a variety of factors including the mix and average selling prices of systems sales, the mix of revenues, including service and support revenues, and the costs associated with new product introductions and enhancements and the customization of systems. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would also materially adversely affect the Company's business, financial condition and results of operations. The Company has expended significant resources with respect to the development and ramp up of production and anticipated commercial shipments of four recently introduced products, the Strata, a high selectivity etch system, the VHP, a vertical high pressure furnace system, the PEP, a performance enhancement platform, and the 2106 LPCVD, a low pressure chemical vapor deposition system. Gross margins in fiscal 1996 decreased from the level attained during fiscal 1995, in part, to start-up inefficiencies associated with these introductions and sales, competitive pricing pressures, changes in product mix, including the products sold by the Company's LCD division in Japan, and other factors. Additionally, sales and earnings for the last half of fiscal 1996 were materially adversely impacted by the current semiconductor business slowdown and, while the Company has and is continuing to manage its expenses to partially offset the loss of income from the decline in revenue, it is anticipated that this slowdown in the industry will continue into next fiscal year and will continue to have a material adverse affect on the Company's future revenues and operating results. See "Expansion of Operations; Management of Growth" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LIMITED SYSTEM SALES; BACKLOG

    The Company derives a substantial portion of its sales from the sale of a relatively small number of systems which typically range in purchase price from approximately $150,000 to $600,000 for its photoresist removal systems and up to approximately $2.0 million for its other products. As a result, the timing of recognition of revenue for a single transaction could have a material adverse effect on the Company's sales and operating results. The Company's backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's sales objectives for that quarter. Moreover, all customer purchase orders are subject to cancellation or rescheduling by the customer with limited or no penalties and, therefore, backlog at any particular date is not necessarily representative of actual sales for any succeeding period. The Company's net sales and operating results for a quarter may depend upon the Company obtaining orders for systems to be shipped in the same quarter that the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during such period. Furthermore, most of the Company's quarterly net sales have recently been realized near the end of the quarter. A delay in a shipment near the end of a particular quarter, due, for example, to an unanticipated shipment rescheduling, to cancellations or deferrals by customers, to unexpected manufacturing difficulties experienced by the Company or to supply shortages, may cause net sales in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter. In addition, significant investments in research and development, capital equipment and customer service and support capability worldwide have resulted in significant fixed costs which the Company will not be able to reduce rapidly if sales goals for a particular period are not met, which has recently been the case. Because the Company builds its systems according to forecast, a reduction in customer orders or backlog could present further difficulties regarding the Company's ability to plan production and inventory levels, which could adversely impact operating results. The impact of these and other factors on the Company's operating results in any future period cannot be forecasted accurately. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CYCLICALITY OF SEMICONDUCTOR INDUSTRY

    The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities, which, in turn, depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including systems manufactured and marketed by the Company. The semiconductor industry has experienced significant growth in recent years which has resulted in significant growth in the capital equipment industry. However, in recent months the semiconductor industry has experienced a cyclical downturn, as evidenced by recent results of the industry's book-to-bill ratio as published by the Semiconductor Industry Association. More recently, the semiconductor equipment industry's book-to-bill ratio, as published by the Semiconductor Equipment Industry Association, has shown a dramatic decline in new equipment orders for the entire equipment industry relative to current sales levels, indicating a pronounced cyclical downturn. Additional evidence of an existing industry downturn is exhibited by recent announcements by several semiconductor manufacturers of delays or cancellations of previously planned capacity additions. The Company has recently experienced significant delays of new orders and rescheduling of existing orders that have materially adversely affected the Company's fiscal 1996 financial results and is expected to materially adversely affect future financial results. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current level of sales. Additionally, the Company anticipates that a significant portion of new orders depend upon demand from integrated circuit ("IC") manufacturers building or expanding large fabrication facilities, and there can be no assurance that such demand will exist. See "Business--Industry Background."

HIGHLY COMPETITIVE INDUSTRY

    The semiconductor capital equipment industry is intensely competitive. A substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, the Company expects to experience difficulty in selling to a particular customer for a significant period of time if that customer selects a competitor's capital equipment. The Company currently has only one principal product line and experiences intense competition worldwide from a number of foreign and domestic manufacturers, including Alcantech, Applied Materials, Inc., Fusion Systems Corporation, Lam Research Corporation, Matrix Semiconductor Systems, Inc., Mattson Technology, Inc., Plasma Systems and Ramco, many of which have substantially greater installed bases and greater financial, marketing, technical and other resources than the Company. Certain of the Company's competitors have recently announced the introduction of, or have introduced, competitive products that offer other technologies and improvements. Applied Materials and Lam Research have introduced and sells modules to their products which remove photoresist using dry chemical processing and, therefore, compete with the Company's products. The Company expects its competitors to continue to develop enhancements to and future generations of competitive products that may offer improved price or performance features. New product introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems in addition to intense price competition or otherwise make the Company's systems or technology obsolete or noncompetitive In addition, by virtue of its reliance on sales of advanced dry chemistry processing equipment, the Company could be at a disadvantage compared to certain competitors that offer more diversified product lines. The Company believes that it will continue to face competition from current and new vendors employing other technologies, such as wet chemistry, traditional dry chemistry and other ashing techniques, as such competitors attempt to extend the capabilities of their existing products. Increased competitive pressure has led to reduced demand and lower prices for the Company's products, thereby materially adversely affecting the Company's operating results. There can be no assurance that the Company will be able to compete successfully in the future. See "Business--Competition."

    Competitors of the Company's LCD division in Japan include Japan-based companies and Japan-based joint ventures such as Applied Komatsu and Koyo Lindbergh. These competitors manufacture alternative technology systems and they could, at any time, enter the Company's markets with improved technology or with systems that are directly competitive with those of the Company's LCD division.

DEPENDENCE ON KEY CUSTOMERS

    Historically, the Company has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to the Company's ten largest customers in fiscal 1994, 1995 and 1996 accounted for approximately 71%, 68% and 51% of net sales, respectively. The Company expects that sales of its products to relatively few customers, particularly Intel, Motorola, Samsung, Siemens and Lucent Technologies will continue to account for a high percentage of net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Moreover, sales to certain of its customers have decreased as those customers have completed or delayed purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, could materially adversely affect the Company's business, financial condition and results of operations. The Company's ability to increase or maintain current sales levels in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance. See "Business--Customers."

EXPANSION OF OPERATIONS; MANAGEMENT OF GROWTH

    The Company has undergone a period of rapid growth. Since 1993, the Company has significantly increased the scale of its operations to support increased sales levels and has expanded its operations to address critical infrastructure requirements, including the hiring of additional personnel, commencement of independent operations in the United Kingdom, France, Italy, Korea, Japan, Singapore and Taiwan and significant investments in research and development to support product development. The Company's expansion has resulted in significantly higher operating expenses and due to the recent slowdown in new orders, it is anticipated that the Company's future operating results will be materially adversely affected.

    The growth in the Company's sales and expansion in the scope of its operations has placed a considerable strain on its management, financial and other resources and has required the Company to initiate an extensive reevaluation of its operating and financial systems, procedures and controls. Although the Company is currently implementing new management information, manufacturing and cost accounting systems, these systems are not currently expected to be fully operational until the second quarter of fiscal 1997 at the earliest. There can be no assurance that any existing or new systems, procedures or controls will be adequate to support the Company's operations or that its new systems will be implemented in a cost-effective and timely manner.

RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION

    The semiconductor manufacturing industry is subject to rapid technological change and new product introductions and enhancements. The Company's ability to be competitive will depend in part upon its ability to develop new and enhanced systems and to introduce these systems at competitive prices and in a timely and cost effective manner to enable customers to integrate the systems into their operations either prior to or upon commencement of volume product manufacturing. In addition, new product introductions or enhancements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure has led to intensified price-based competition resulting in lower prices and margins, which has and could continue to materially adversely affect the Company's business, financial condition and results of operations. Any success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, effective sales and marketing and product performance in the field. In particular, the Company's future performance will depend in part upon the successful commercialization of the Strata, the VHP and the PEP. There can be no assurance that any such product will achieve any significant revenues or contribute to the profitability of the Company. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the type of ICs under development by leading IC manufacturers and the equipment required to produce such ICs. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

    Because of the large number of components in, and the complexity of, the Company's systems, significant delays can occur between a system's initial introduction and the commencement of volume production. As is typical in the semiconductor capital equipment market, the Company has experienced delays from time to time in the introduction of, and certain technical and manufacturing difficulties with, certain of its systems and enhancements and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. The Company's inability to complete the development or meet the technical specifications of any of its new systems or enhancements or to manufacture and ship these systems or enhancements in volume and in a timely manner would materially adversely affect the Company's business, financial condition and results of operations as well as its customer relationships. In addition, the Company may incur substantial unanticipated costs to ensure the functionality and reliability of its future product introductions early in the product's life cycle. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expenses may result, which events could materially adversely affect the Company's business, financial condition and results of operations. See "Business--Research and Development."

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

RISKS ASSOCIATED WITH THE JAPANESE MARKET

    The Company believes that increased penetration of the Asia Pacific market, particularly Japan, will be essential to its future financial performance. The Company has sold a relatively few number of systems to Japanese semiconductor manufacturers, although there was a significant increase in the Company's sales from Japan in fiscal 1996 compared to fiscal 1995. To date, the Company has not fully developed a customer service and support capability in Japan and remains at a disadvantage in selling, servicing and supporting products in Japan. The Japanese semiconductor market (including fabrication plants operated outside of Japan by Japanese semiconductor manufacturers) represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and has been difficult for non-Japanese companies to penetrate. Furthermore, the licensing of products and process technologies by Japanese semiconductor manufacturers to non-Japanese semiconductor manufacturers could result in a recommendation to use certain semiconductor capital equipment manufactured by Japanese companies. Late in fiscal 1995, the Company acquired a local company in Japan which manufactures, markets and sells LPCVD equipment for the FPD market, but there can be no assurance that this company will enable the Company to penetrate the photoresist removal market in Japan. In addressing this market, the Company is at a distinct competitive disadvantage compared to leading Japanese suppliers, many of which have long-standing collaborative relationships with Japanese semiconductor manufacturers. In addition, since 1992, Japanese semiconductor manufacturers have substantially reduced their levels of capital spending on new fabrication facilities and equipment, thereby increasing competitive pressures in the Japanese market. Although the Company is investing significant resources in Japan which has significantly increased operating expenses, there can be no assurance that the Company will be able to achieve significant sales to the Japanese semiconductor market. See "Business--Sales, Service and Customer Support."

INTERNATIONAL SALES

    International sales accounted for 41%, 40% and 54% of net sales in fiscal years 1994, 1995 and 1996, respectively. The Company has established independent operations in the United Kingdom, France, Italy, Korea, Japan, Singapore and Taiwan and acquired a company in Japan. The Company anticipates that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rates, foreign currency fluctuations, tariffs and other barriers, political and economic instability, potentially adverse tax consequences, natural disasters, outbreaks of hostilities, difficulties in accounts receivable collection, extended payment terms, difficulties in managing distributors or representatives and difficulties in staffing and managing foreign subsidiary and branch operations. The Company is also subject to the risks associated with the imposition of legislation and import and export regulations. The Company cannot predict whether tariffs, quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Sales, Service and Customer Support."

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

    As is typical in the semiconductor industry, the Company has received notices from time to time from third parties alleging infringement claims. Although there are currently no pending claims or lawsuits against the Company regarding any possible infringement claims, there can be no assurance that infringement claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future or that such assertions, if proven to have merit, will not materially adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance that a license will be available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations. See "Business--Intellectual Property Rights."

SOLE OR LIMITED SOURCES OF SUPPLY; RELIANCE ON SUBCONTRACTORS; COMPLEXITY IN
  MANUFACTURING PROCESS

    Certain components, subassemblies and services necessary for the manufacture of the Company's systems are obtained from a sole supplier or a limited group of suppliers. Specifically, the Company relies on three companies for supply of the robotics used in its products and two other companies for microwave power supplies used in all of its ashing systems. The Company does not maintain any long-term supply agreements with any of its suppliers. The Company is relying increasingly on outside vendors to manufacture certain components and subassemblies. The Company's reliance on sole or a limited group of suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components and subassemblies. Because the manufacture of certain of these components and subassemblies is an extremely complex process and requires long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur in the future. Certain of the Company's suppliers have relatively limited financial and other resources. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's LCD division in Japan is heavily dependent on one key supplier for quartz and ceramic fabrication and is seeking alternative sources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Manufacturing."

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

DEPENDENCE ON KEY PERSONNEL

    The Company's financial performance will depend in significant part upon the continued contributions of its officers and key personnel, many of whom would be difficult to replace. No employee has an employment or noncompetition agreement with the Company. The loss of any key person could have a material adverse effect on the business, financial condition and results of operations of the Company. During the last twelve months, a number of senior management personnel have left the Company to pursue other opportunities. Although the Company has replaced most of these senior management personnel, there can be no assurance that these individuals will successfully integrate into the Company's senior management team. In addition, the Company's future operating results depend in part upon its ability to attract and retain other qualified management, engineering, financial and accounting, technical, marketing and sales and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely affect the Company's business, financial condition and results of operations. See "Business--Employees" and "Executive Officers of the Registrant."

ENVIRONMENTAL REGULATIONS

    The Company is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in substantial fines being imposed on the Company, suspension of production, alteration of its manufacturing process or cessation of operations. Such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses to comply with environmental regulations. Any failure by the Company to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject the Company to significant liabilities. See "Business-- Manufacturing."

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

    As of November 15, 1996, the Company's officers, directors and members of their families that may be deemed affiliates of such persons beneficially owned approximately 27.9% of the Company's outstanding shares of Common Stock. Accordingly, these stockholders will be able to significantly influence the election of the Company's directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how other stockholders of the Company may vote. Such a high level of ownership by such persons or entities may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. Certain provisions of the Company's Certificate of Incorporation, 1994 Stock Option/Stock Issuance Plan, Bylaws and Delaware law may also discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the ability of the Company's

Board of Directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company.

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

ITEM 2.  PROPERTIES

    The Company maintains its headquarters in San Jose, California in three leased facilities, aggregating approximately 148,500 square feet, which contain general administration and finance, marketing and sales, customer service and support, manufacturing and research and development. The three buildings have separate leases with two of the leases expiring on December 31, 1999 and the third lease expiring on August 31, 1998.

    The Company also leases seven sales and support offices in the United States in Austin, Texas; Dallas, Texas; Fort Washington, Pennsylvania; Rockaway, New Jersey; Aloha, Oregon; Mesa, Arizona; and Hopewell, New York under leases with terms of one to three years.

    Additionally, the Company leases sales and support offices in Korea, Japan, Scotland, Singapore and Taiwan. Lease terms vary from two to ten years.

    The Company also leases two facilities totaling approximately 34,000 square feet in Japan which is dedicated to the Company's LCD division (formerly called Tekisco). One of the facilities totaling approximately 20,000 square feet is used for administration, marketing and sales, customer service and support, manufacturing and research and development. The lease on this facility expires September 30, 1998. The other facility totaling approximately 14,000 square feet was acquired in December 1995 to expand production capability. The lease on this facility expires November 30, 1997.

    The Company believes that its existing facilities will adequately meet its anticipated requirements for the next twelve months and that suitable additional or substitute space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are as follows:

NAME                           AGE                                POSITION
-------------------------      ---      ------------------------------------------------------------
Monte M. Toole...........          65   Chairman of the Board
Dave Toole...............          41   Chief Executive Officer, President and Director
Avner Shelem.............          43   Vice President, General Manager, Engineering and Operations
Terry Gibson.............          43   Vice President, Finance and Chief Financial Officer
Jeannine Sargent.........          32   Vice President, Marketing and Customer Technology
Pascal Didier............          37   Vice President, Worldwide Sales and Customer Support
Ralph Kerns..............          50   Vice President, Technology

    MONTE M. TOOLE founded the Company in March 1971 and has served as Chairman of the Board since the Company's inception and as Chief Executive Officer from inception to December 31, 1994. Between March 1971 and May 1993, Mr. Toole also served as President of the Company. Prior to founding the Company, Mr. Toole was a representative of semiconductor equipment manufacturers at Monte Toole and Associates, Inc., a manager at Fairchild Semiconductor and a systems analyst at IBM. From October 1991 to June 1993, Mr. Toole served on the Board of Directors of Integrated Process Equipment Corporation, a semiconductor equipment company.

    DAVE TOOLE became the Company's President and Chief Operating Officer in May 1993, and became the Companys' Chief Executive Officer on December 31, 1994. Prior to that time, Mr. Toole served as the Company's Vice President, Sales and Marketing from October 1986 to April 1989 and has served as a Director since April 1979. Mr. Toole also served as the Company's Vice President and General Manager from April 1989 to May 1991 and as Vice President, Commercial Operations from May 1991 to May 1993. Mr. Toole has held various other positions in purchasing, manufacturing, marketing and sales since joining the Company in 1979. Prior to 1979, Mr. Toole was employed by Advanced Micro Devices, a semiconductor manufacturer.

    AVNER SHELEM joined the Company as Vice President, Research, Development and Engineering in March 1994 and was promoted to Vice President, General Manager, Engineering and Operations in September 1996. Between December 1992 and March 1994, Mr. Shelem was a partner at Intertech Management Group, a management consulting firm. From September 1990 to December 1992, Mr. Shelem served as Chief Operating Officer of AG Associates, a manufacturer of rapid thermal processing equipment. From January 1983 to September 1990, Mr. Shelem held various positions at Intel Corporation, including Material and General Site Services Manager, Lithography Manager, Diffusion Manager and Industrial Engineering Manager.

    TERRY GIBSON became the Company's Vice President, Finance and Chief Financial Officer in May 1996. Before joining GaSonics, Mr. Gibson had been employed by Lam Research Corporation, since 1991 where he served as Vice President, Corporate Controller. From 1990 to 1991, Mr. Gibson was the Corporate Controller at Silicon Valley Group and from 1989 to 1990 served as Corporate Controller of Flextronics, Inc. From 1983 to 1989, Mr. Gibson held various financial management positions at National Semiconductor and prior to that began his career with the independent public accounting firm of Deloitte, Haskins and Sells.

    JEANNINE SARGENT became the Company's Vice President, Marketing and Customer Technology in February 1996. Prior to joining GaSonics, Ms. Sargent was employed by Tencor Instruments from August 1992 to January 1996 where she most recently held the position of Director of Marketing. From October 1990 to July 1992 she served as Technical Marketing and Applications Manager at Semi Test and from

August 1987 to September 1990 was a Senior Development and Integration Engineer at Digital Equipment.

    PASCAL DIDIER joined the Company in May 1995 as Director of Asian Sales and was promoted to Vice President of Worldwide Sales and Customer Support in June 1996. Prior to GaSonics, Mr. Didier had been employed since 1983 by Megatest Corporation where he held various positions including European Technical Manager, Director of International Operations and in June 1993, became Vice President of International Operations.

    RALPH KERNS PH.D. became the Company's Vice President, Technology in October 1996. Prior to joining the Company, Dr. Kerns was employed by Lam Research from July 1993 to September 1996, first as Director, then as Vice President of Lam's Metal Etch Business Unit. Dr. Kerns came to Lam through its acquisition of Drytek Incorporated in July 1993. Dr. Kerns was Drytek's Director of Technology from February 1991 until the acquisition. Before that, Dr. Kerns held R&D positions in wafer fabrication at Commodore Semiconductor Group and in materials science at Solarex Corporation and Solar Energy Research Institute (now National Renewable Energy Laboratory).

    The executive officers serve at the discretion of the Board of Directors, until their successors are appointed. No family relationships exist among the officers and directors, except Monte Toole and Dave Toole are father and son.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS

    The information required by this Item is incorporated by reference from page 13 of the Company's 1996 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this Item is incorporated by reference from page 13 of the Company's 1996 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by this Item is incorporated by reference from pages 14-17 of the Company's 1996 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Report of Independent Public Accountants and consolidated financial statements required by this Item are incorporated by reference from pages 18-29 of the Company's 1996 Annual Report to Stockholders.

                                    PART III

    Certain information required by Part III is omitted from this Report in that the Registrant intends to file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held March 3, 1997 ( the "Proxy Statement") and the information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Company's directors required by this Item is incorporated by reference from "Election of Directors" in the Proxy Statement. The information required by this item relating to the Company's executive officers is included under the caption "Executive Officers of the Registrant" in
Part I of this Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the Proxy Statement under the heading "Executive Compensation and Related Information".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference from the Proxy Statement under the heading "Election of Directors" and "Ownership of Securities".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference from the Proxy Statement under the heading "Certain Transactions".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report on Form 10-K:

        (1) Financial Statements

            The following consolidated financial statements of GaSonics International Corporation are set forth in the Company's 1996 Annual Report to the Stockholders and are incorporated by reference hereto in Item 8:

                                                                        ANNUAL REPORT
                                                                         PAGE NUMBER
                                                                       ---------------
Consolidated Balance Sheets--September 30, 1996 and 1995.............            18
Consolidated Statements of Operations--Years Ended September 30,
  1996, 1995 and 1994................................................            19
Consolidated Statements of Stockholders' Equity--Years Ended
  September 30, 1996, 1995 and 1994..................................            20
Consolidated Statements of Cash Flows--Years Ended September 30,
  1996, 1995 and 1994................................................            21
Notes to Consolidated Financial Statements...........................         22-28
Report of Independent Public Accountants.............................            29

        (2) Financial Statement Schedules

            The following consolidated financial statement schedule is included herein:

                                                                         PAGE NUMBER
                                                                       ---------------
Report of Independent Public Accountants on Schedule.................            28
Schedule II--Valuation and Qualifying Accounts.......................            29

    Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

        (3) Exhibits

            The following exhibits are referenced or included in this report:

 EXHIBITS                                                 DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
       2.1(1) Form of Agreement and Plan of Merger between Gasonics International Corporation, a California corporation, and the Registrant

       2.2(1) Stock Purchase Agreement dated February 28, 1991 between Emerson Electric Company and the Registrant

       2.3(5) Asset Purchase Agreement dated as of July 30, 1995 among the Registrant, GaSonics International
               Japan, K.K., Tekisco, Inc. and Kishimoto Sangyo Co. Ltd.

       2.4(5) Stock Purchase Agreement dated as of July 30, 1995 between the Registrant and Kishimoto Sangyo Co.
               Ltd.

       2.5(5) Commission Agreement dated as of July 30, 1995 between the Registrant and Kishimoto Sangyo Co. Ltd.

       3.1(1) Certificate of Incorporation of the Registrant

       3.2(1) Bylaws of the Registrant

       3.3   Amended and Restated Bylaws of the Registrant

       4.1(1) Form of Common Stock Certificate

      10.1(1) Form of Indemnification Agreement between the Company and each of its officers and directors

      10.2(8) 1994 Stock Option/Stock Issuance Plan and forms of agreements thereunder, as amended and restated
               effective February 1, 1996

      10.3(8) 1994 Employee Stock Purchase Plan, as amended and restated effective November 4, 1996

      10.4(1) Form of Light Industrial Lease between Teachers Insurance and Annuity Association of America and the
               Registrant for office space at 2730 Junction Avenue, San Jose, California

      10.5(1) Secured Promissory Note dated February 28, 1991 in the principal amount of $4,500,000 issued by the
               Registrant and Branson International Plasma Corporation in favor of Emerson Electric Company

      10.6(1) Promissory Note dated November 10, 1993 in the principal amount of $359,375 issued by the Registrant in favor of Robert Champagne

      10.7(1) Continuing Guaranty dated November 10, 1993 in the principal amount of $359,375 issued by the
               Registrant in favor of Robert Champagne

      10.8(1) Promissory Note dated November 10, 1993 in the principal amount of $339,999.60 issued by Dave Toole in favor of the Registrant

      10.9(1) Demand Note dated November 30, 1993 in the principal amount of $62,500 issued by Dave Toole in favor of the Registrant

      10.10(1) Sale of Shares Pursuant to Redemption Agreement dated November 10, 1993 between Robert Champagne and the Registrant

      10.11(1) Non-Compete Agreement dated as of November 10, 1993 and Addendum to Non-Compete Agreement dated as of
               November 18, 1993 between Robert Champagne and the Registrant

      10.12(1) Credit Agreement dated August 6, 1993 between Union Bank, International Plasma Corporation and the
               Registrant

 EXHIBITS                                                 DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
      10.13(2) Business Loan Agreement dated April 28, 1994 between Registrant and Union Bank and related Promissory
               Note

      10.14(3) Lease Agreement dated November 14, 1994 between Registrant and Realtech Properties I, L.P.

      10.15(4) Loan Agreement dated April 19, 1995 between Registrant and Union Bank, a California banking corporation

      10.16(4) Lease Agreement dated June 5, 1995 between Registrant and Orchard Investment Company

      10.17(6) Underwriting Agreement dated March 21, 1994 by and among the Registrant, the underwriters named therein and the selling stockholders named therein

      10.18(7) Underwriting Agreement dated March 9, 1995 by and among the Registrant, the underwriters named therein and the selling stockholders named therein

      10.19(8) Continuing Guarantee Agreement dated July 31, 1995, executed by the Registrant in favor of the Bank of Tokyo, Ltd.

      10.20(9) Loan Agreement dated March 4, 1996 between Registrant and Union Bank

      13     Portions of the Annual Report to Stockholders for the year ended September 30, 1996 which are expressly incorporated herein by reference

      16.1(1) Letter from Ernst & Young dated March 8, 1994 regarding the change in the Certifying Accountant of the Registrant

      21.1   List of Subsidiaries of the Registrant

      23.1   Consent of Independent Public Accountants

      24.1(1) Power of Attorney (Included on signature page)

      27     Financial Data Schedule

------------------------

(1) Incorporated by reference to identically numbered exhibits included in Registrant's Registration Statement on Form S-1 (File No. 33-74872) declared effective with the Securities and Exchange Commission on March 21, 1994.

(2) Incorporated by reference to identically numbered exhibit included in Registrant's Report on Form 10-Q for the quarter ended June 30, 1994.

(3) Incorporated by reference to an exhibit in Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.

(4) Incorporated by reference to exhibits included in Registrant's Report on Form 10-Q for the quarter ended June 30, 1995.

(5) Incorporated by reference to exhibits filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

(6) Incorporated by reference to an exhibit in Registrant's Registration Statement on Form S-1 (File No. 33-74872) declared effective with the Securities and Exchange Commission on March 21, 1994.

(7) Incorporated by reference to an exhibit in Registrant's Registration Statement on Form S-1 (File No. 33-89636) declared effective with the Securities and Exchange Commission on March 9, 1995.

(8) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.

(9) Incorporated by reference to an exhibit included in Registrant's Report on Form 10-Q for the quarter ended March 31, 1996.

    (b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the fourth quarter ended September 30, 1996.

    (c) Exhibits. See list of exhibits under (a) (3) above.

    (d) Financial Statement Schedules. See list of schedules under (a) (2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 20, 1996        GASONICS INTERNATIONAL CORPORATION

                                By:                /s/ DAVE TOOLE
                                     -----------------------------------------
                                                     Dave Toole
                                        PRESIDENT & CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Monte M. Toole and David J. Toole, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to the Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated below:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ MONTE M. TOOLE
------------------------------  Chairman of the Board of     December 20, 1996
        Monte M. Toole            Directors

                                Chief Executive Officer,
        /s/ DAVE TOOLE            President and Director
------------------------------    (Principal Executive       December 20, 1996
          Dave Toole              Officer)

                                Vice President, Finance
     /s/ TERRY R. GIBSON          and Chief Financial
------------------------------    Officer (Principal         December 20, 1996
       Terry R. Gibson            Financial and Accounting
                                  Officer)

   /s/ KENNETH L. SCHROEDER
------------------------------  Director                     December 20, 1996
     Kenneth L. Schroeder

  /s/ F. JOSEPH VAN POPPELEN
------------------------------  Director                     December 20, 1996
    F. Joseph Van Poppelen

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To GaSonics International Corporation:

    We have audited in accordance with generally accepted auditing standards, the financial statements included in GaSonics International Corporation's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 4, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index under item 14(a)(2) is the responsibililty of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

San Jose, California
November 4, 1996

                                                                     SCHEDULE II

                       GASONICS INTERNATIONAL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                      BALANCE AT    CHARGED TO    CHARGED TO                   BALANCE
                                                     BEGINNING OF    COSTS AND       OTHER                     AT END
DESCRIPTIONS                                            PERIOD       EXPENSES      ACCOUNTS     DEDUCTIONS    OF PERIOD
---------------------------------------------------  -------------  -----------  -------------  -----------  -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Years Ended September 30,:
  1994.............................................    $     154     $     239     $      --     $     105    $     288
  1995.............................................    $     288     $     179     $      --     $      98    $     369
  1996.............................................    $     369     $     240     $       2     $      --    $     611

INVENTORY RESERVES
Years Ended September 30,:
  1994.............................................    $     681     $     564     $      --     $      44    $   1,201
  1995.............................................    $   1,201     $   1,212     $      --     $     851    $   1,562
  1996.............................................    $   1,562     $   2,266     $      --     $   1,593    $   2,235