Form 10-Q
period 1996-12-31
GASONICS INTERNATIONAL CORP
filed 1997-02-11
CIK 918647

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                   ---------------

                                      FORM 10-Q

(MARK ONE)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  DECEMBER 31, 1996.

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  ----------------------

         Commission file number:  0-23372
                                  ---------

                          GASONICS INTERNATIONAL CORPORATION
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)


           Delaware                                     94-2159729
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


   2540 Junction Avenue, San Jose, California                      95134
--------------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (408) 570-7000
                                                   --------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             ---      ---

    At December 31, 1996, there were 13,558,125 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                          GASONICS INTERNATIONAL CORPORATION
                                      FORM 10-Q

                                        INDEX

                                                                        Page No.
                                                                        -------
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of December
         31, 1996 and September 30, 1996                                    3

         Condensed Consolidated Statements of Operations for
         the three month periods ended December 31, 1996 and 1995           4

         Condensed Consolidated Statements of Cash Flows for the
         three month periods ended December 31, 1996 and 1995               5

         Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  20

Item 2.  Changes in Securities                                              20

Item 3.  Defaults Upon Senior Securities                                    20

Item 4.  Submission of Matters to a Vote of Securityholders                 20

Item 5.  Other Information                                                  20

Item 6.  Exhibits and Reports on Form 8-K                                   20

SIGNATURES                                                                  21

Exhibit Index                                                               22

PART I .  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GASONICS INTERNATIONAL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)


ASSETS                                                    Dec. 31,     Sept. 30,
                                                           1996         1996
                                                        ---------    ---------
                                                        (unaudited)
Current assets:
  Cash and cash equivalents                             $  13,696    $  11,774
  Marketable securities                                    13,148       14,135
  Trade accounts receivable, net                           28,356       23,032
  Inventories                                              23,906       26,817
  Prepaid and deferred income taxes                         3,451        3,451
  Prepaid expenses & other current assets                   2,660        3,204
                                                        ---------    ---------
    Total current assets                                   85,217       82,413

Property & equipment, net                                  11,963       11,575
Deposits and other assets                                   2,402        2,442
                                                        ---------    ---------

    Total assets                                        $  99,582    $  96,430
                                                        ---------    ---------
                                                        ---------    ---------




LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable                                          $   2,455    $   2,455
  Accounts payable                                          7,747        7,318
  Income taxes payable                                      1,512        1,100
  Accrued expenses                                         12,973       12,316
                                                        ---------    ---------
    Total current liabilities                              24,687       23,189
                                                        ---------    ---------

Long-term liabilities                                         534          552
                                                        ---------    ---------

Stockholders' equity:
  Common stock &
    additional paid-in capital                             32,145       31,413
  Unrealized gain on investment                               888          902
  Note receivable from stockholder                            (40)         (65)
  Retained earnings                                        41,368       40,439
                                                        ---------    ---------
    Total stockholders' equity                             74,361       72,689
                                                        ---------    ---------
    Total liabilities & stockholders' equity            $  99,582    $  96,430
                                                        ---------    ---------
                                                        ---------    ---------

                               See accompanying notes.

                          GASONICS INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)



                                                           Three Months Ended
                                                               December 31,
                                                        ----------------------
                                                            1996         1995
                                                        ---------    ---------
Net sales                                               $  29,686    $  33,782
Cost of sales                                              17,024       15,277
                                                        ---------    ---------
  Gross margin                                             12,662       18,505
                                                        ---------    ---------


Operating expenses:
  Research & development                                    4,089        4,169
  Selling, general & administrative                         7,199        7,918
                                                        ---------    ---------
    Total operating expenses                               11,288       12,087
                                                        ---------    ---------
  Operating income                                          1,374        6,418

Other income (expense)
  Interest expense                                            (14)         (13)
  Interest income                                             217          310
  Other expense                                              (148)         (16)
                                                        ---------    ---------

  Income before provision for income taxes                  1,429        6,699

  Provision for income taxes                                  500        2,345
                                                        ---------    ---------

Net income                                              $     929    $   4,354
                                                        ---------    ---------
                                                        ---------    ---------

Net income per share                                    $    0.07    $    0.32
                                                        ---------    ---------
                                                        ---------    ---------

Weighted average common &
common equivalent shares                                   13,906       13,676
                                                        ---------    ---------
                                                        ---------    ---------


                               See accompanying notes.

                          GASONICS INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                           Three Months Ended
                                                              December  31,
                                                        ----------------------
                                                           1996         1995
                                                        ---------    ---------
Cash flows from operating activities:
   Net cash provided by (used for) operating
   activities                                           $   1,235   $   (6,598)
                                                        ---------    ---------

Cash flows from investing activities:
  Purchases of property & equipment                        (1,018)      (1,268)
  Decrease (Increase) in marketable securities                974        4,825
                                                        ---------    ---------
   Net cash provided by (used for) investing
   activities                                                 (44)       3,557
                                                        ---------    ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock                      731          922
                                                        ---------    ---------
   Net cash provided by financing activities                  731          922
                                                        ---------    ---------


Net decrease in cash and cash equivalents                   1,922       (2,119)
Cash & cash equivalents at beginning of period             11,774        7,595
                                                        ---------    ---------
Cash & cash equivalents at end of period                $  13,696    $   5,476
                                                        ---------    ---------
                                                        ---------    ---------

                               See accompanying notes.

                          GASONICS INTERNATIONAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year. Such financial statements should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

2.  INVENTORIES

Inventories consist of the following (in thousands):



                                    December 31,    September 30,
                                       1996             1996
                                   --------------  --------------
                                    (unaudited)
         Raw Materials               $11,935           $12,985
         Work in Process               6,418             7,648
         Finished Goods5,                553             6,184
                                     -------           -------
                                     $23,906           $26,817
                                     -------           -------
                                     -------           -------

3.  NET INCOME PER SHARE

Net income per share data has been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options (using the treasury stock method).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements which involve numerous risks and uncertainties. The Company's actual results could differ materially from those anticipated in any such forward-looking statements as a result of certain factors, including those set forth under "Additional Risk Factors."

RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 1997 ended December 31, 1996 decreased 12.1% to $29.7 million compared to net sales of $33.8 million for the same quarter in fiscal 1996. This decrease in net sales was principally due to the effect of the current business slowdown in the semiconductor industry. Order and shipment levels for the industry had been strong through December 1995, and the Company shipped record numbers of single chamber ash systems in the first quarter of last fiscal year. For the quarter ended December 31, 1996, however, revenues, especially from the sales of single chamber photoresist removal products and spares and service, were materially adversely impacted by the current business slowdown. This decrease in the sale of single chamber systems and in spares and service revenues was partially offset by revenues from shipments of the Company's new performance enhancing platform (PEP) systems. Multiple system PEP shipments were made in the first quarter of fiscal 1997 to fabrication facilities in Taiwan, Southeast Asia and Europe. Also offsetting, in part, the decrease in revenue from single chamber systems compared to the last year, was an increase in revenue from the sale of flat panel display equipment from the Company's liquid crystal display division in Japan and from the new Vertical High Pressure (VHP) furnace.


The Pacific Rim , North America and Europe accounted for approximately 53%, 29% and 18% of net sales, respectively, for the three month period ended December 31, 1996 compared to approximately 23%, 49% and 28%, respectively, for the three month period ended December 31, 1995. The geographic distribution of revenues in the first quarter of fiscal 1997 reflected two large shipments to customers located in Southeast Asia and Taiwan.

The Company expects that its future sales will continue to be materially adversely impacted by the current business climate.

GROSS MARGIN as a percentage of net sales for the first quarter of fiscal 1997 was 43% compared to 55% for the same period last year. The significant decrease in gross margin percentage was primarily due to several factors, including significantly lower sales volume of the more mature, higher margin single chamber systems, underutilization of the manufacturing and field service and support operations and the higher costs associated with the introduction of new
products including the PEP and flat panel display equipment.   The Company's
gross margin as a percentage of sales is affected by a variety of factors, including the mix and average selling prices of products sold and the costs to manufacture, service and support new product introductions and enhancements.
The Company expects that its gross margin will continue to be materially adversely impacted by inefficiencies associated with new product introductions, continued increase in sales of lower margin flat panel display equipment products from the Company's LCD division, competitive pricing pressures, changes in product mix and other factors including those referred to above.

RESEARCH AND DEVELOPMENT EXPENDITURES for the first quarter of fiscal 1997 decreased 2% to $4.1 million from $4.2 million for the first quarter of fiscal 1996. As a percentage of net sales, research and development expenses increased from 12.3% in the first quarter of fiscal 1996 to 13.8% in the first quarter of fiscal 1997. Research and development expenses consist primarily of salaries, project materials, consultant fees and other costs associated with the Company's research and development efforts. Although the overall level of spending in the first quarter of 1997 was essentially unchanged from the same quarter last year, increased spending for new product development including the PEP and VHP, customization of current products and next generation programs including 300MM were offset by reduced spending in the current quarter by the Company's LCD division in Japan. Additionally, expenses in the first quarter of fiscal 1997 were reduced due to the reduction in work force that occurred late in fiscal 1996. The Company anticipates that research and development spending in absolute dollars will increase in subsequent quarters due to the emphasis placed by the Company on new product development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased 9% to $7.2 million in the first quarter of fiscal 1997 from $7.9 million in the same quarter of fiscal 1996. As a percentage of net sales, selling, general and administrative expenses increased from 23% in the first quarter fiscal 1996 to 24% in the first quater fiscal 1997. The decrease in absolute dollars from the corresponding period last year is primarily due to lower third party commissions which are payable on a significant portion of the overseas business and, to a lesser extent, to the reduction in headcount that occurred in late fiscal 1996. Third party commissions can fluctuate significantly depending on the mix of domestic versus foreign sales in any period that are subject to third party commissions. While international sales accounted for approximately 71% of the net sales for the current quarter compared to 51% for the same quarter last fiscal year, a significant portion of current quarter international sales were not subject to third party commission. The Company has and is continuing to build infrastructure worldwide to provide direct sales and support which is lessening the Company's dependence on third party representatives for these services. Consequently, third party commissions in some regions have been eliminated or reduced. Although the Company has taken steps to manage its spending due to the uncertainties of the current business climate, it anticipates that selling, general and administrative spending may increase modestly in absolute dollars in subsequent quarters.

OTHER INCOME AND EXPENSES primarily consists of interest expense, interest
income and amortization of goodwill.   Interest expense of approximately $14,000
for the first quarter of fiscal 1997 and $13,000 for the same quarter last fiscal year is for a short-term loan from the Bank of Tokyo made to the Company's wholly owned subsidiary in Japan, GaSonics International Japan K.K., in the amount of 270 million yen which is equivalent to approximately $2.5 million as of December 31, 1996. Interest income for the first quarter of fiscal 1997 was $217,000 compared to $310,000 for the same quarter last fiscal year. This decrease is essentially due to a decline in the Company's investments in marketable securities, cash and cash equivalents that were used to fund operating activities. Other expense consisting primarily of goodwill amortization was $148,000 for the first quarter of fiscal 1997 compared to $16,000 for the same quarter of fiscal 1996. This increase is principally due to $2.0 million of contingent consideration related to the August 1995 acquisition of Tekisco. The contingent consideration was recorded in the fourth quarter of fiscal 1996, and is being amortized over its useful life of five years.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $1.2 million of cash for the quarter ended December 31, 1996compared to the use of $6.6 million for the same period of fiscal 1996. This increase in cashflow from operating activities was principally due to an overall decrease in operations assets andliabilities during the period as compared to the same period last fiscal year.

Investing activities for the first quarter of 1997 provided cash of $1.0 million, primarily due to proceeds from marketable securities offset by $1.0 million used for the purchase of equipment and software. For the same quarter last year, the Company invested cash of $4.8 million in marketable securities and used $1.3 million to purchase equipment and leasehold improvements.

Financing activities provided $731,000 and $922,000 for the periods ended December 31, 1996 and 1995, respectively, primarily from the issuance of stock in connection with the Company's employee stock purchase and stock option plans.

At December 31, 1996, the Company had working capital of $60.5 million compared to $59.2 at September 30, 1996. Accounts receivable at December 31, 1996 increased $5.3 million from September 30, 1996 primarily due to an increase in sales volume from the preceding quarter and to a disproportionately higher percentage of sales late in the quarter. Inventory decreased $2.9 million from September 30, 1996 to December 31, 1996 reflecting volume production and shipment of PEP systems and efforts focused on cycle time reduction. The Company expects future inventory levels to fluctuate from period to period, and believes that because of the relatively long manufacturing cycle of its products, its investment in inventories will continue to represent a significant portion of working capital. As a result of such investment in inventories, the Company may be subject to an increasing risk of inventory obsolescence, which could materially adversely affect the Company's operating results.

The Company's principal sources of liquidity at December 31, 1996 consisted of approximately $13.7 million in cash and cash equivalents, $13.1 million in marketable securities and a $15.0 million unsecured line of credit with Union Bank which was entered into on March 4, 1996. A commercial letter of credit provision of $500,000 and a foreign exchange contract provision of $1.0 million is also provided under the credit line. Available borrowing under the credit line is reduced by the amount of outstanding letters of credit. This line of credit contains certain covenants, including covenants relating to financial ratios and tangible net worth which must be maintained by the Company. As of December 31, 1996, except for $69,193 outstanding under the letter of credit provision, there were no borrowings outstanding under this line, and the Company was in compliance with its bank covenants. This line of credit agreement expires February 28, 1997. The Company's wholly-owned Japanese subsidiary, GaSonics International Japan KK, has an outstanding loan of approximately $2.5 million from the Bank of Tokyo against a promissory note which is secured by a Letter of Guarantee issued by the Company. The loan carries an interest rate of 1.625% per annum and is due and payable on January 31, 1997. The Company intends to enter into a new loan agreement or extend the term of the existing loan prior to the due date, however, there can be no assurance that such financing will be available when required or, if available, will be on reasonable terms.

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

ADDITIONAL RISK FACTORS

SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS

The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future. The Company anticipates that factors continuing to affect its future operating results will include the cyclicality of the semiconductor industry and the markets served by the Company's customers, the timing of significant orders, patterns of capital spending by customers, the proportion of direct sales and sales through distributors, the proportion of international sales to net sales, changes in pricing by the Company, its competitors, customers or suppliers, market acceptance of new and enhanced versions of the Company's products, the mix of products sold, financial systems, procedures and controls, discounts, the timing of new product announcements and releases by the Company or its competitors, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, the Company's ability to produce systems in volume and meet customer requirements, changes in overhead absorption levels due to changes in the number of systems manufactured, political and economic instability and lengthy sales cycles. Gross margins have varied and will continue to vary materially based on a variety of factors including the mix and average selling prices of systems sales, the mix of revenues, including service and support revenues, and the costs associated with new product introductions and enhancements and the customization of systems. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would also materially adversely affect the Company's business, financial condition and results of operations. The Company has expended significant resources with respect to the development and ramp up of production and anticipated commercial shipments of four recently introduced products, the Strata, a high selectivity etch system, the VHP, a vertical high pressure furnace system, the PEP, a performance enhancement platform, and the 2106 LPCVD, a low pressure chemical vapor deposition system. The Company's gross margin and overall gross margin rate has sharply declined from the level attained less than a year ago due, in part, to start-up inefficiencies associated with these introductions and sales, competitive pricing pressures, changes in product mix, including the products sold by the Company's LCD division in Japan, and other factors. Additionally, sales and earnings for the last half of fiscal 1996 and the first quarter of fiscal 1997 were materially adversely impacted by the current semiconductor business slowdown and, while the Company has and is continuing to attempt to manage its expenses to partially offset the loss of income from the decline in revenue, it is anticipated that this slowdown in the industry will continue in fiscal 1997 and will continue to have a material adverse affect on the Company's future revenues and operating results.

LIMITED SYSTEM SALES; BACKLOG

The Company derives a substantial portion of its sales from the sale of a relatively small number of systems which typically range in purchase price from approximately $150,000 to $600,000 for its photoresist removal systems and up to approximately $2.0 million or more for its other products. As a result, the timing of recognition of revenue for a single transaction could continue to have a material adverse effect on the Company's sales and operating results. The Company's backlog at the beginning of a quarter typically does not include all sales required to achieve the

Company's sales objectives for that quarter. Moreover, all customer purchase orders are subject to cancellation or rescheduling by the customer with limited or no penalties and, therefore, backlog at any particular date is not necessarily representative of actual sales for any succeeding period. The Company's net sales and operating results for a quarter may depend upon the Company obtaining orders for systems to be shipped in the same quarter that the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during such period. Furthermore, most of the Company's quarterly net sales have recently been realized near the end of the quarter. A delay in a shipment near the end of a particular quarter, due, for example, to an unanticipated shipment rescheduling, to cancellations or deferrals by customers, to unexpected manufacturing difficulties experienced by the Company or to supply shortages, may cause net sales in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter. In addition, significant investments in research and development, capital equipment and customer service and support capability worldwide have resulted in significant fixed costs which the Company will not be able to reduce rapidly if sales goals for a particular period are not met, which has recently been the case. Because the Company builds its systems according to forecast, a reduction in customer orders or backlog could present further difficulties regarding the Company's ability to plan production and inventory levels, which could adversely impact operating results. The impact of these and other factors on the Company's operating results in any future period cannot be forecasted accurately.

CYCLICALITY OF SEMICONDUCTOR INDUSTRY

The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities, which, in turn, depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including systems manufactured and marketed by the Company. The semiconductor industry has experienced significant growth in recent years which has resulted in significant growth in the capital equipment industry. However, in the last several months the semiconductor industry has experienced a cyclical downturn, as evidenced by recent results of the industry's book-to-bill ratio as published by the Semiconductor Industry Association. The Company has experienced significant delays of new orders and rescheduling of existing orders that have materially adversely affected the Company's last two quarters of fiscal 1996 and the first quarter of fiscal 1997 financial results and is expected to materially adversely affect future financial results. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current level of sales. Additionally, the Company anticipates that a significant portion of new orders depend upon demand from integrated circuit ("IC") manufacturers building or expanding large fabrication facilities, and there can be no assurance that such demand will exist.

HIGHLY COMPETITIVE INDUSTRY

The semiconductor capital equipment industry is intensely competitive. A substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, the Company expects to experience difficulty in selling to a particular customer for a significant period of time if that customer selects a competitor's capital equipment. The Company currently has only one principal product line and experiences intense competition worldwide from a number of foreign and domestic manufacturers, including Alcantech, Applied Materials, Inc., Fusion Systems Corporation, Lam Research Corporation, Matrix Semiconductor Systems, Inc., Mattson Technology, Inc., Plasma Systems and Ramco, many of which have substantially greater installed bases and greater financial, marketing, technical and other resources than the Company. Certain of the Company's competitors have announced the introduction of, or have introduced, competitive products that offer other technologies and improvements. Applied Materials and Lam Research have introduced and sell modules to their products which remove photoresist using dry chemical processing and, therefore, compete with the Company's products. The Company expects its competitors to continue to develop enhancements to and future generations of competitive products that may offer improved price or performance features. New product introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems in addition to intense price competition or otherwise make the Company's systems or technology obsolete or noncompetitive. In addition, by virtue of its reliance on sales of advanced dry chemistry processing equipment, the Company could be at a disadvantage compared to certain competitors that offer more diversified product lines. The Company believes that it will continue to face competition from current and new vendors employing other technologies, such as wet chemistry, traditional dry chemistry and other ashing techniques, as such competitors attempt to extend the capabilities of their existing products. Increased competitive pressure has led to reduced demand and lower prices for the Company's products, thereby materially adversely affecting the Company's operating results. There can be no assurance that the Company will be able to compete successfully in the future.

Competitors of the Company's LCD division in Japan include Japan-based companies and Japan-based joint ventures such as Applied Komatsu and Koyo Lindbergh. These competitors manufacture alternative technology systems and they could, at any time, enter the Company's markets with improved technology or with systems that are directly competitive with those of the Company's LCD division.

DEPENDENCE ON KEY CUSTOMERS

Historically, the Company has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to the Company's ten largest customers in fiscal 1994, 1995 and 1996 and the first quarter of fiscal 1997 accounted for approximately 71%, 68%, 51% and 83% of net sales, respectively. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Moreover, sales to certain of its customers have decreased as those customers have completed or delayed purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, could materially adversely affect the Company's business, financial condition and results of operations. The Company's ability to increase or maintain current sales levels in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance.

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

The growth in the Company's sales and expansion in the scope of its operations has placed a considerable strain on its management, financial and other resources and has required the Company to initiate an extensive reevaluation of its operating and financial systems, procedures and controls. Although the Company is currently implementing new management information, manufacturing and cost accounting systems, these systems are not currently expected to be fully operational until the second quarter of fiscal 1997. There can be no assurance that any existing or new systems, procedures or controls will be adequate to support the Company's operations or that its new systems will be implemented in a cost-effective and timely manner.

RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION

The semiconductor manufacturing industry is subject to rapid technological change and new product introductions and enhancements. The Company's ability to be competitive will depend in part upon its ability to develop new and enhanced systems and to introduce these systems at competitive prices and in a timely and cost effective manner to enable customers to integrate the systems into their operations either prior to or upon commencement of volume product manufacturing. In addition, new product introductions or enhancements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure has led to intensified price-based competition resulting in lower prices and margins, which has and could continue to materially adversely affect the Company's business, financial condition and results of operations. Any success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, effective sales and marketing and product performance in the field. In particular, the Company's future performance will depend in part upon the successful commercialization of the Strata, the VHP and the PEP. There can be no assurance that any such product will achieve any significant revenues or contribute to any profitability of the Company. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the type of ICs under development by leading IC manufacturers and the equipment required to produce such ICs. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

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

INTERNATIONAL SALES

International sales accounted for 41%, 40%, 54% and 71% of net sales in fiscal years 1994, 1995, 1996 and the first quarter of fiscal 1997, respectively. The Company has established independent operations in the United Kingdom, France, Italy, Korea, Japan, Singapore and Taiwan and acquired a company in Japan. The Company anticipates that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rates, foreign currency fluctuations, tariffs and other barriers, political and economic instability, potentially adverse tax consequences, natural disasters, outbreaks of hostilities, difficulties in accounts receivable collection, extended payment terms, difficulties in managing distributors or representatives and difficulties in staffing and managing foreign subsidiary and branch operations. The Company is also subject to the risks associated with the imposition of legislation and import and export regulations. The Company cannot predict whether tariffs, quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

FUTURE ACQUISITIONS

In August 1995, the Company acquired its flat panel display equipment (LCD) division in Japan (formerly called Tekisco). In the future, the Company may pursue acquisitions of additional product lines, technologies or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. From time to time, the Company has engaged in preliminary discussions with third parties concerning potential acquisitions of product lines, technologies and businesses; however, there are currently no agreements with respect to any acquisition. In the event that such an acquisition does occur, there can be no assurance as to the effect thereof on the Company's business, financial condition or operating results.

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

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

As of December 31, 1996, the Company's officers, directors and members of their families that may be deemed affiliates of such persons beneficially owned approximately 27.9% of the Company's outstanding shares of Common Stock. Accordingly, these stockholders will be able to significantly influence the election of the Company's directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how other stockholders of the Company may vote. Such a high level of ownership by such persons or entities may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. Certain provisions of the Company's Certificate of Incorporation, 1994 Stock Option/Stock Issuance Plan, Bylaws and Delaware law may also discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the ability of the Company's Board of Directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company.


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

          None.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed herewith:

          Exhibit 27    Financial Data Schedule


     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                      SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          GASONICS INTERNATIONAL CORPORATION
                          (Registrant)




                                                         \s\  Terry R. Gibson
                                                  ---------------------------
Date:   February 10, 1997                         By:     Terry R. Gibson
                                                  Vice President, Finance
                                                  Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER                      DESCRIPTION                     SEQUENTIALLY
                                                                    NUMBERED
                                                                    PAGE

27        Financial Data Schedule