Form 10-Q
period 1997-03-31
GASONICS INTERNATIONAL CORP
filed 1997-05-07
CIK 918647

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

                    Commission file number: 0-23372

                       GASONICS INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                            94-2159729
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


          2540 Junction Avenue, San Jose, California            95134
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (408) 570-7000



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes    X       No
                                                       ------        -------

     At March 31, 1997, there were 13,650,090 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                    GASONICS INTERNATIONAL CORPORATION
                                 FORM 10-Q

                                   INDEX

                                                                       PAGE NO.
                                                                       --------
PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 1997
          and September 30, 1996                                           3

          Condensed Consolidated Statements of Operations for the
          three and six month periods ended March 31, 1997 and 1996        4

          Condensed Consolidated Statements of Cash Flows for the
          six month periods ended March 31, 1997 and 1996                  5

          Notes to Condensed Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               21

Item 2.   Changes in Securities                                           21

Item 3.   Defaults Upon Senior Securities                                 21

Item 4.   Submission of Matters to a Vote of Securityholders              21

Item 5.   Other Information                                               22

Item 6.   Exhibits and Reports on Form 8-K                                22

SIGNATURES                                                                23

Exhibit Index                                                             24

PART I .  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        GASONICS INTERNATIONAL CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)

                                                  MAR. 31,       Sept. 30,
ASSETS                                              1997           1996
                                                 -----------     ---------
                                                 (UNAUDITED)
Current assets:
  Cash and cash equivalents                      $    8,615      $  11,774
  Marketable securities                              12,463         14,135
  Trade accounts receivable, net                     35,823         23,032
  Inventories                                        25,472         26,817
  Prepaid and deferred income taxes                   3,451          3,451
  Prepaid expenses & other current assets             1,879          3,204
                                                 ----------      ---------
    Total current assets                             87,703         82,413

Property & equipment, net                            13,543         11,575
Deposits and other assets                             2,362          2,442
                                                 ----------      ---------
    Total assets                                 $  103,608      $  96,430
                                                 ----------      ---------
                                                 ----------      ---------
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable                                   $    2,455      $   2,455
  Accounts payable                                   10,367          7,318
  Income taxes payable                                1,856          1,100
  Accrued expenses                                   12,032         12,316
                                                 ----------      ---------
    Total current liabilities                        26,710         23,189
                                                 ----------      ---------

Long-term liabilities                                   490            552
                                                 ----------      ---------

Stockholders' equity:
  Common stock &
    additional paid-in capital                       32,865         31,413
  Unrealized gain on investment                         909            902
  Note receivable from stockholder                      (15)           (65)
  Retained earnings                                  42,649         40,439
                                                 ----------      ---------
    Total stockholders' equity                       76,408         72,689
                                                 ----------      ---------
    Total liabilities & stockholders' equity     $  103,608      $  96,430
                                                 ----------      ---------
                                                 ----------      ---------


                              See accompanying notes.

                       GASONICS INTERNATIONAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           MARCH 31,               MARCH 31,
                                                   ----------------------   ----------------------
                                                      1997        1996        1997         1996
                                                   ---------    ---------   ---------    ---------
Net sales                                          $  29,592    $  36,997   $  59,278    $  70,779
Cost of sales                                         16,405       17,024      33,429       32,301
                                                   ---------    ---------   ---------    ---------
  Gross margin                                        13,187       19,973      25,849       38,478
                                                   ---------    ---------   ---------    ---------

Operating expenses:
  Research & development                               4,328        4,618       8,417        8,787
  Selling, general & administrative                    7,124        9,130      14,323       17,059
                                                   ---------    ---------   ---------    ---------
     Total operating expenses                         11,452       13,748      22,740       25,846
                                                   ---------    ---------   ---------    ---------

  Operating income                                     1,735        6,225       3,109       12,632

  Other income                                           236          344         291          636
                                                   ---------    ---------   ---------    ---------

  Income before provision for income taxes             1,971        6,569       3,400       13,268

  Provision for income taxes                             690        2,299       1,190        4,644
                                                   ---------    ---------   ---------    ---------

Net income                                         $   1,281    $   4,270   $   2,210    $  8,624
                                                   ---------    ---------   ---------    ---------
                                                   ---------    ---------   ---------    ---------

Net income per share                               $    0.09    $    0.32   $    0.16     $  0.64
                                                   ---------    ---------   ---------    ---------
                                                   ---------    ---------   ---------    ---------

Weighted average common &
common equivalent shares                              14,276       13,512      14,198      13,618
                                                   ---------    ---------   ---------    ---------
                                                   ---------    ---------   ---------    ---------

                             See accompanying notes.

                        GASONICS INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                          MARCH  31,
                                                   ------------------------
                                                      1997          1996
                                                   ----------    ----------
Cash flows from operating activities:
  Net cash used for operating activities           $  (3,052)    $ (10,443)
                                                   ---------     ---------

Cash flows from investing activities:
  Purchases of property & equipment                   (3,238)       (3,746)
  Decrease in marketable securities                    1,679        11,710
                                                   ---------     ---------
    Net cash provided by (used for)
      investing activities                            (1,559)        7,964
                                                   ---------     ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock               1,452           922
                                                   ---------     ---------
    Net cash provided by financing activities          1,452           922
                                                   ---------     ---------

Net decrease in cash and cash equivalents             (3,159)       (1,557)
Cash & cash equivalents at beginning of period        11,774         7,595
                                                   ---------     ---------
Cash & cash equivalents at end of period            $  8,615      $  6,038
                                                   ---------     ---------
                                                   ---------     ---------


                             See accompanying notes.

                        GASONICS INTERNATIONAL CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the six months ended March 31, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year. Such financial statements should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

2.  INVENTORIES

Inventories consist of the following (in thousands):

                                March 31,       September 30,
                                  1997               1996
                               -----------      -------------
                               (unaudited)
          Raw Materials          $12,657           $12,985
          Work in Process          7,200             7,648
          Finished Goods           5,615             6,184
                                 -------         ---------
                                 $25,472         $  26,817
                                 -------         ---------
                                 -------         ---------

3.  NET INCOME PER SHARE

Net income per share data has been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options (using the treasury stock method).

In February, 1997, the FASB issued SFAS No. 128, Earnings Per Share, which simplifies the standards for computing earnings per share previously found in
Accounting Principles Board Opinion ("APBO") No. 15.   SFAS No. 128 replaces
the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APBO No. 15. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods: earlier application is not permitted. SFAS No.

128 requires restatement of all prior-period earnings per share data presented. The Company has determined that adoption of SFAS No. 128 will not have a material impact on its financial position or results of operations. The Company plans to adopt SFAS No. 128 during the first quarter of fiscal 1998.

4.  LONG TERM DEBT

On March 4, 1997 the Company entered into a new loan agreement with Union Bank that increased the unsecured line of credit from $15 million to $20 million. The new loan agreement expires on February 27, 1998. There are no balances due under this loan agreement.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, FASB issued SFAS No. 129, "Disclosure of Information about Capital Structures", which will be adopted by the Company in the first quarter of 1998. SFAS No. 129 requires companies to disclose certain information about their capital structure. The Company does not anticipate that SFAS NO. 129 will have a material impact on its financial position, results of operations, or cash flows.

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

RESULTS OF OPERATIONS

NET SALES for the second quarter and six month period of fiscal 1997 ended March 31, 1997 decreased 20.0% to $29.6 million and 16.2% to $59.3 million, respectively, compared to net sales of $37.0 million and $70.8 million for the comparable two periods in fiscal 1996. This decrease in net sales was principally due to the effect of the current business slowdown in the semiconductor industry. Order and shipment levels for the industry had been strong through March 1996, and the Company shipped record numbers of single chamber ash systems in the first six months of the last fiscal year. For the six months ended March 31, 1997, however, revenues, particularly from the sales of single chamber photoresist removal products, spare parts and service, were materially adversely impacted by the current business slowdown. Due to this slowdown, the Company has experienced significant delays of new orders and rescheduling of existing orders that have materially adversely affected the results of operations of the Company during its last two fiscal
quarters of 1996 and the first half of fiscal 1997.   The decrease in the
sale of single chamber systems and in spare parts and service revenues was partially offset by revenues from shipments of the Company's new performance enhancing platform (PEP) systems. Multiple system PEP shipments were made in the first six months of fiscal 1997 to fabrication facilities in Taiwan, Southeast Asia and Europe. Also offsetting, in part, the decrease in revenue from single chamber systems compared to the last year, was an increase in revenue from the sale of flat panel display equipment from the Company's liquid crystal display ("LCD") division in Japan and from the new Vertical High Pressure (VHP) furnace equipment.

The Pacific Rim , North America and Europe accounted for approximately 49%, 35% and 16% of net sales, respectively, for the six month period ended March 31, 1997 compared to approximately 24%, 50% and 26%, respectively, for the six month period ended March 31, 1996.

The Company's bookings of new orders for the quarter ended March 31, 1997 were less than the proceeding quarter and were also less then net sales for the quarter ended March 31, 1997. The Company expects that its future sales will continue to be materially adversely impacted by the current business climate and other factors as discussed herein.

GROSS MARGIN as a percentage of net sales for the second quarter and six month period of fiscal 1997 was 45% and 44%, respectively, compared to 54% for the same quarter and six month period of fiscal 1996. The significant decrease in gross margin percentage as compared to the prior year was primarily due to several factors, including significantly lower sales volume of the more mature, higher margin single chamber systems, underutilization of the manufacturing and field service and support operations and increased revenues of lower margin
new products including the PEP and flat panel display equipment.   The
Company's gross margin as a percentage of net sales is affected by a variety of factors, including the mix and average selling prices of products sold and the costs to manufacture, service and support new product introductions and enhancements. The Company expects that its gross margin will continue to be materially adversely impacted by inefficiencies associated with new product introductions, sales of lower margin PEP systems and flat panel display equipment products, competitive pricing pressures, changes in product mix and other factors including those referred to above.

RESEARCH AND DEVELOPMENT EXPENDITURES for the second quarter of fiscal 1997 were $4.3 million or 14.6% of net sales compared to $4.6 million or 12.5% of net sales for the second quarter of fiscal 1996. For the six month period of fiscal 1997 and fiscal 1996, research and development expenses were $8.4 million or 14.2% of net sales and $8.8 million or 12.4% of net sales, respectively. Research and development expenses consist primarily of salaries, project materials, consultant fees and other costs associated with the Company's research and development efforts. The overall level of absolute dollar spending in the second quarter and the six month period ended March 31, 1997 was slightly less than the same periods last fiscal year. Increased spending for new product development including the PEP and VHP, customization of current products and next generation programs including new products to accommodate 300MM wafers was offset by reduced spending in other areas of engineering including sustaining, product design and LCD product engineering. The Company anticipates that research and development spending in absolute dollars may increase in subsequent quarters due to the emphasis placed by the Company on new product development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES of $7.1 million in the second quarter of fiscal 1997 and $14.3 million for the six month period of fiscal 1997 decreased from $9.1 million and $17.1 million for the second quarter and
six month period, respectively, of fiscal 1996.   As a percentage of net
sales, selling, general and administrative expenses also decreased in the second quarter of fiscal 1997 to 24.1% from 24.7% for the same quarter of fiscal 1996 and remained essentially unchanged at approximately 24.1% for the six month periods of fiscal 1997 and 1996. The decrease in absolute dollars from the corresponding period last year is primarily due to lower third party commissions which are payable on a significant portion of the international sales and, to a lesser extent, to the reduction in headcount that occurred in late fiscal 1996. Third party commissions can fluctuate significantly in any period depending on the mix of domestic versus foreign sales that are subject to third party commissions. While international sales accounted for approximately 59% of the net sales for the second quarter of fiscal 1997 and 65% for the six month period ended March 31, 1997 compared to 49% for both the same quarter and six month period last fiscal year, a significant portion of fiscal 1997 international sales were not subject to third party commissions. The Company has and is continuing to build an infrastructure worldwide to provide direct sales and support which is lessening the Company's dependence on third party representatives for these services. Consequently, third party commissions in some regions have been
eliminated or reduced.   Although the Company has taken steps to manage its
spending due to the uncertainties of the current business climate, it anticipates that selling, general and administrative spending may increase modestly in absolute dollars in subsequent quarters.

OTHER INCOME AND EXPENSES primarily consists of interest expense and interest income. Interest expense of approximately $16,000 for the quarter and $30,000 for the six month period of fiscal 1997 compared to $21,000 for the quarter and $47,000 for the six month period of fiscal 1996 is for a short-term loan from the Bank of Tokyo-Mitsubishi made to the Company's wholly owned subsidiary in Japan, GaSonics International Japan K.K., in the amount of 270 million yen which is equivalent to approximately $2.5 million as of March 31, 1997. Interest income from the Company's short-term investments was approximately $155,000 for the second quarter and $372,000 for the six month period of fiscal 1997 compared to $365,000 and $683,000 for second quarter and six month period of fiscal 1996, respectively. This decrease is essentially due to a decline in the Company's investments in marketable securities, cash and cash equivalents that were used to fund operating activities.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 1997, cash, cash equivalents and marketable securities decreased by $4.8 million to $21.1 million at March 31, 1997 from $25.9 million at September 30, 1996. Operating activities used $3.1 million of cash for the six month period ended March 31, 1997 compared to the use of $10.4 million for the same period of fiscal 1996.

Investing activities for the first six months of fiscal 1997 used cash of approximately $1.6 million as capital spending of $3.2 million was partially offset by proceeds from the sale of marketable securities of $1.7 million. Capital spending included purchases of equipment and the installation of a new computer system. For the same six month period last year, the Company received proceeds from the sale of $11.7 million in marketable securities and used $3.7 million to purchase equipment and leasehold improvements.

Financing activities provided $1.5 million and $922,000 for the six month periods ended March 31, 1997 and 1996, respectively, primarily from the issuance of stock in connection with the Company's employee stock purchase and stock option plans.

At March 31, 1997, the Company had working capital of $61.0 million compared to $59.2 million at September 30, 1996. Accounts receivable at March 31, 1997 increased $12.8 million from September 30, 1996 due primarily to $7.5 million due from one customer who is experiencing delays in obtaining financing, extended final acceptance and payment terms for two customers, and due to an increase in current quarter revenue over the quarter ending September 30, 1996. If any such customer is unable to pay for the Company's equipment, the Company's financial condition and results of operations could
be materially adversely affected.   Inventory decreased $1.3 million from
September 30, 1996 to March 31, 1997 reflecting volume production and shipment of PEP systems and efforts focused on cycle time reduction. The Company expects future inventory levels to fluctuate from period to period, and believes that because of the relatively long manufacturing cycle of its products, its investment in inventories will continue to represent a significant portion of working capital. As a result of such investment in inventories, the Company may be subject to an increasing risk of inventory obsolescence, which could materially adversely affect the Company's operating results.

The Company's principal sources of liquidity at March 31, 1997 consisted of approximately $8.6 million in cash and cash equivalents, $12.5 million in marketable securities and a $20.0 million unsecured line of credit with Union Bank which was entered into on March 4, 1997. A commercial letter of credit provision of $500,000 and a foreign exchange contract provision of $1.0 million is also provided under the credit line. Available borrowing under the credit line is reduced by the amount of outstanding letters of credit. The line of credit contains certain covenants, including covenants relating to financial ratios and tangible net worth which must be maintained by the Company. As of March 31, 1997, except for $69,193 outstanding under the letter of credit provision, there were no borrowings outstanding under this line, and the Company was in compliance with its bank covenants. The line of credit agreement expires February 28, 1998. As of March 31, 1997, GaSonics International Japan KK had an outstanding loan of approximately $2.5 million from the Bank of Tokyo-Mitsubishi against a promissory note which is secured by a Letter of Guarantee issued by the Company. This loan was repaid in April, 1997 and the Company is currently negotiating a new line of credit agreement with the Bank of Tokyo-Mitsubishi.

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

ADDITIONAL RISK FACTORS

SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS

The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future. The Company anticipates that factors continuing to affect its future operating results will include the cyclicality of the semiconductor industry and the markets served by the Company's customers, the timing of significant orders, patterns of capital spending by customers, the proportion of direct sales and sales through distributors, the proportion of international sales to net sales, changes in pricing by the Company, its competitors, customers or suppliers, market acceptance of new and enhanced versions of the Company's products, the mix of products sold, financial systems, procedures and controls, discounts, the timing of new product announcements and releases by the Company or its competitors, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, the Company's ability to produce systems in volume and meet customer requirements, the ability of any customer to finance its purchases of the Company's equipment, changes in overhead absorption levels due to changes in the number of systems manufactured, political and economic instability and lengthy sales cycles. Gross margins have varied and will continue to vary materially based on a variety of factors including the mix and average selling prices of systems sales, the mix of revenues, including service and support revenues, and the costs associated with new product introductions and enhancements and the customization of systems. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would also materially adversely affect the Company's business, financial condition and results of operations. The Company's gross margin and overall gross margin rate has sharply declined from the level attained less than a year ago due, in part, to start-up inefficiencies associated with new products, competitive pricing pressures, changes in product mix from fewer higher margin rate and mature single chamber products to lower margin rate dual chamber products, products sold by the Company's LCD division in Japan, and other factors.
Additionally, sales and earnings for the last half of fiscal 1996 and the first half of fiscal 1997 were materially adversely impacted by the current semiconductor business slowdown and, while the Company has and is continuing to attempt to manage its expenses to partially offset the loss of income from the decline in revenue, it is anticipated that this slowdown in the industry will continue throughout fiscal 1997 and will continue to have a material adverse affect on the Company's future revenues and operating results.

LIMITED SYSTEM SALES; BACKLOG

The Company derives a substantial portion of its sales from the sale of a relatively small number of systems which typically range in purchase price from approximately $150,000 to $700,000 for its photoresist removal systems and up to approximately $2.0 million or more for its other products. As a result, the timing of recognition of revenue for a single transaction could continue to have a material adverse effect on the Company's sales and operating results. The Company's backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's sales objectives for that quarter. Moreover, all customer purchase orders are subject to cancellation or rescheduling by the customer with limited or no penalties and, therefore, backlog at any particular date is not necessarily representative of actual sales for any succeeding period. The Company's net sales and operating results for a quarter may depend upon the Company obtaining orders for systems to be shipped in the same quarter that the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during such period. Furthermore, most of the Company's quarterly net sales have recently been realized near the end of the quarter. A delay in a shipment near the end of a particular quarter, due, for example, to an unanticipated shipment rescheduling, to cancellations or deferrals by customers, to unexpected manufacturing difficulties experienced by the Company or to supply shortages, may cause net sales in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter. In addition, significant investments in research and development, capital equipment and customer service and support capability worldwide have resulted in significant fixed costs which the Company will not be able to reduce rapidly if sales goals for a particular period are not met, which has recently been the case. Because the Company builds its systems according to forecast, a reduction in customer orders or backlog could present further difficulties regarding the Company's ability to plan production and inventory levels, which could adversely impact operating results. The impact of these and other factors on the Company's operating results in any future period cannot be forecasted accurately.

CYCLICALITY OF SEMICONDUCTOR INDUSTRY

The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities, which, in turn, depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including systems manufactured and marketed by the Company. The semiconductor industry has experienced significant growth in recent years which has resulted in significant growth in the capital equipment industry. However, in the last year the semiconductor industry has experienced a cyclical downturn. The Company has experienced significant delays of new orders and rescheduling of existing orders that have materially adversely affected the Company's last two quarters of fiscal 1996 and the first half of fiscal 1997 financial results and is expected to materially adversely affect future financial results. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current level of sales. Additionally, the Company anticipates that a significant portion of new orders depend upon demand from integrated circuit ("IC") manufacturers building or expanding large fabrication facilities, and there can be no assurance that such demand will exist.

HIGHLY COMPETITIVE INDUSTRY

The semiconductor capital equipment industry is intensely competitive. A substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, the Company expects to experience difficulty in selling to a particular customer for a significant period of time if that customer selects a competitor's capital equipment. The Company currently has only one principal product line and experiences intense competition worldwide from a number of foreign and domestic manufacturers, including Alcantech, Applied Materials, Inc., Fusion Systems Corporation, Lam Research Corporation, Matrix Semiconductor Systems, Inc., Mattson Technology, Inc., Plasma Systems and Ramco, many of which have substantially greater installed bases and greater financial, marketing, technical and other resources than the Company. Certain of the Company's competitors have announced the introduction of, or have introduced, competitive products that offer other technologies and improvements. Applied Materials and Lam Research have introduced and currently sell modules to their products which remove photoresist using dry chemical processing and, therefore, compete with the Company's products. The Company expects its competitors to continue to develop enhancements to and future generations of competitive products that may offer improved price or performance features. New product introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems in addition to intense price competition or otherwise make the Company's systems or technology obsolete or noncompetitive. In addition, by virtue of its reliance on sales of advanced dry chemistry processing equipment, the Company could be at a disadvantage compared to certain competitors that offer more diversified product lines. The Company believes that it will continue to face competition from current and new vendors employing other technologies, such as wet chemistry, traditional dry chemistry and other ashing techniques, as such competitors attempt to extend the capabilities of their existing products. Increased competitive pressure has led to reduced demand and lower prices for the Company's products, thereby materially adversely affecting the Company's operating results. There can be no assurance that the Company will be able to compete successfully in the future.

Competitors of the Company's LCD division in Japan include Japan-based companies and Japan-based joint ventures such as Applied Komatsu and Koyo Lindbergh. These competitors manufacture alternative technology systems and they could, at any time, enter the Company's markets with improved technology or with systems that are directly competitive with those of the Company's LCD division.

DEPENDENCE ON KEY CUSTOMERS

Historically, the Company has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to the Company's ten largest customers in fiscal 1994, 1995 and 1996 and the first six months of fiscal 1997 accounted for approximately 71%, 68%, 51% and 68% of net sales, respectively. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Moreover, sales to certain of its customers have decreased as those customers have completed or delayed purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, could materially adversely affect the Company's business, financial condition and results of operations. The Company's ability to increase or maintain current sales levels in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance.

EXPANSION OF OPERATIONS; MANAGEMENT OF GROWTH

The Company has undergone a period of rapid growth. Since 1993, the Company has significantly increased the scale of its operations to support increased sales levels and has expanded its operations to address critical infrastructure requirements, including the hiring of additional personnel, commencement of independent operations in the United Kingdom, France, Italy, Korea, Japan, Singapore and Taiwan and significant investments in research and development to support product development. The Company's expansion has resulted in significantly higher operating expenses and due to the recent slowdown in new orders, it is anticipated that the Company's future operating results will continue to be materially adversely affected.

The past growth in the Company's sales and expansion in the scope of its operations has placed a considerable strain on its management, financial and other resources and has required the Company to initiate an extensive reevaluation of its operating and financial systems, procedures and controls. The Company successfully implemented new management information, manufacturing and cost accounting systems during the second quarter of fiscal 1997. There can be no assurance, however, that any existing or new systems, procedures or controls will be adequate to support the Company's operations or that its new systems will be implemented in a cost-effective and timely manner.

RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION

The semiconductor manufacturing industry is subject to rapid technological change and new product introductions and enhancements. The Company's ability to be competitive will depend in part upon its ability to develop new and enhanced systems and to introduce these systems at competitive prices and in a timely and cost effective manner to enable customers to integrate the systems into their operations either prior to or upon commencement of volume product manufacturing. In addition, new product introductions or enhancements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure has led to intensified price-based competition resulting in lower prices and margins, which has and could continue to materially adversely affect the Company's business, financial condition and results of operations. Any success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, effective sales and marketing and product performance in the field. In particular, the Company's future performance will depend in part upon the successful commercialization of the VHP and the PEP. There can be no assurance that any such product will achieve any significant revenues or contribute to any profitability of the Company. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the type of ICs under development by leading IC manufacturers and the equipment required to produce such ICs. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

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

RISKS ASSOCIATED WITH THE JAPANESE MARKET

The Company believes that increased penetration of the Asia Pacific market, particularly Japan, will be essential to its future financial performance. The Company has sold a relatively few number of systems to Japanese semiconductor manufacturers, although there was a significant increase in the Company's sales from Japan in fiscal 1996 compared to fiscal 1995 and for the first half of fiscal 1997 compared to the same period of fiscal 1996. To date, for its photoresist business, the Company has not fully developed a customer service and support capability in Japan and remains at a disadvantage in selling, servicing and supporting such products in Japan. The Japanese semiconductor market (including fabrication plants operated outside of Japan by Japanese semiconductor manufacturers) represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and has been difficult for non-Japanese companies to penetrate. Furthermore, the licensing of products and process technologies by Japanese semiconductor manufacturers to non-Japanese semiconductor manufacturers could result in a recommendation to use certain semiconductor capital equipment manufactured by Japanese companies. Late in fiscal 1995, the Company acquired its LCD division in Japan, but there can be no assurance that this company will enable the Company to penetrate the photoresist removal market in Japan. In addressing this market, the Company is at a distinct competitive disadvantage compared to leading Japanese suppliers, many of which have long-standing collaborative relationships with Japanese semiconductor manufacturers. In addition, since 1992, Japanese semiconductor manufacturers have substantially reduced their levels of capital spending on new fabrication facilities and equipment, thereby increasing competitive pressures in the Japanese market. Although the Company is investing significant resources in Japan which has significantly increased operating expenses, there can be no assurance that the Company will be able to achieve significant sales to the Japanese semiconductor market.

INTERNATIONAL SALES

International sales accounted for 41%, 40%, 54% and 65% of net sales in fiscal years 1994, 1995, 1996 and the first half of fiscal 1997, respectively. The Company has established independent operations in the United Kingdom, France, Italy, Korea, Japan, Singapore and Taiwan and acquired a company in Japan. The Company anticipates that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rates, foreign currency fluctuations, tariffs and other barriers, political and economic instability, potentially adverse tax consequences, natural disasters, outbreaks of hostilities, difficulties in accounts receivable collection, extended payment terms, difficulties in managing distributors or representatives and difficulties in staffing and managing foreign subsidiary and branch operations. The Company is also subject to the risks associated with the imposition of legislation and import and export regulations. The Company cannot predict whether tariffs, quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

SOLE OR LIMITED SOURCES OF SUPPLY; RELIANCE ON SUBCONTRACTORS; COMPLEXITY IN MANUFACTURING PROCESS

Certain components, subassemblies and services necessary for the manufacture of the Company's systems are obtained from a sole supplier or a limited group of suppliers. Specifically, the Company relies on three companies for supply of the robotics used in its products and two other companies for microwave power supplies used in all of its ashing systems. The Company does not maintain any long-term supply agreements with any of its suppliers. The Company is relying increasingly on outside vendors to manufacture certain components and subassemblies. The Company's reliance on sole or a limited group of suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components and subassemblies. Because the manufacture of certain of these components and subassemblies is an extremely complex process and requires long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur in the future. Certain of the Company's suppliers have relatively limited financial and other resources. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's LCD division in Japan is heavily dependent on one key supplier for quartz and is seeking alternative sources.

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

DEPENDENCE ON KEY PERSONNEL

The Company's financial performance will depend in significant part upon the continued contributions of its officers and key personnel, many of whom would be difficult to replace. No employee has an employment or noncompetition agreement with the Company. The loss of any key person could have a material adverse effect on the business, financial condition and results of operations of the Company. During the last twelve months, a number of senior management personnel have left the Company to pursue other opportunities. Although the Company has replaced these senior management personnel, there can be no assurance that these individuals will successfully integrate into the Company's senior management team. In addition, the Company's future operating results depend in part upon its ability to attract and retain other qualified management, engineering, financial and accounting, technical, marketing and sales and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely affect the Company's business, financial condition and results of operations.

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

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

As of March 31, 1997, the Company's officers, directors and members of their families that may be deemed affiliates of such persons beneficially owned approximately 25.4% of the Company's outstanding shares of Common Stock. Accordingly, these stockholders will be able to significantly influence the election of the Company's directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how other stockholders of the Company may vote. Such a high level of ownership by such persons or entities may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. Certain provisions of the Company's Certificate of Incorporation, 1994 Stock Option/Stock Issuance Plan, Bylaws and Delaware law may also discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the ability of the Company's Board of Directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company.

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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

          The following proposals were voted upon by the Company's stockholders at the Annual Meeting of Stockholders held on March 3, 1997.

          1. The following four directors nominated to serve until the next Annual Meeting, or until their successors are elected and qualified, were elected by the stockholders.


                                                                        BROKER
                                                 VOTES                   NON-
                                  VOTES FOR     WITHHELD   ABSTENTIONS   VOTES

     Monte M. Toole               9,094,100      523,813         -         -
     Dave Toole                   9,094,100      523,627         -         -
     Kenneth Schroeder            9,094,859      523,054         -         -
     F. Joseph Van Poppelen       9,093,980      523,933         -         -


          2. An amendment to the Company's 1994 Stock Option/Stock Issuance Plan (the "Option Plan") to (a) increase the maximum number of shares of Common Stock authorized for issuance over the term of the Option Plan from 2,200,000 to 2,700,000 shares, (b) render the non-employee Board members eligible to receive option grants and direct stock issuances under the Discretionary Option Grant and Stock Issuance Programs in effect the Option Plan, (c) allow unvested shares issued under the Option Plan and subsequently repurchased by the Company at the option exercise price or issue price paid per share to be reissued under the Option Plan and (d) remove certain restrictions on the eligibility of non-employee Board members to serve as Plan Administrator and effect a series of additional changes to the provisions of the Option Plan (including stockholder approval requirements) in order to take advantage of recent amendments to Rule 16b-3 of the Securities

          Exchange Act of 1934, as amended, was approved with 9,617,913 shares of the Company's voting securities voting on the matter, of which 3,633,951 voted for the proposal, 1,999,126 voted against, 77,918 abstained from voting and 3,906,918 were broker non-voters.

          3. An amendment to the Company's Employee Stock Purchase Plan (the "Purchase Plan") to increase the number of shares of Common Stock authorized for issuance over the term of the Purchase Plan from 700,000 to 1,100,000 shares was approved with 9,617,913 shares of the Company's voting securities voting on the matter, of which 3,930,578 voted for the proposal, 1,715,093 voted against, 65,324 abstained from voting and 3,906,918 were broker non-voters.

          4. A proposal to ratify the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending September 30, 1997, was approved with 9,617,913 shares of the Company's voting securities voting on the matter, of which 9,443,527 voted for the proposal, 36,025 voted against, 42,862 abstained from voting and 95,499 were broker non-voters.

ITEM 5.   OTHER INFORMATION.

          Ralph Kerns, Vice President of Technology, resigned on April 18, 1997. The Company intends to recruit a suitable replacement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a) The following exhibits are filed herewith:

               Exhibit 10.2 Amended and Restated 1994 Stock Option/Stock Issuance Plan, effective December 17, 1996 and approved by the Stockholders on March 3, 1997

               Exhibit 10.3 Amended and Restated 1994 Employee Stock Purchase Plan, effective December 17, 1996 and approved by the Stockholders on March 3, 1997

               Exhibit 10.21 Loan agreement dated March 4, 1997 between
                             Registrant and Union Bank, a California banking corporation

               Exhibit 27    Financial Data Schedule


           (b) Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                    SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         GASONICS INTERNATIONAL CORPORATION
                         (Registrant)



                                      \s\  Terry R. Gibson
                                  ----------------------------
Date:     May 2, 1997             By:  Terry R. Gibson
                                  Vice President, Finance
                                  Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER           DESCRIPTION                        SEQUENTIALLY
                                                            NUMBERED
                                                            PAGE

10.2       Amended and Restated 1994 Stock Option/Stock Issuance Plan

10.3       Amended and Restated Employee Stock Purchase Plan

10.21 Loan agreement dated March 4, 1997 between Registrant and Union Bank, a California banking corporation

27         Financial Data Schedule