Form 10-Q
period 1997-06-30
GASONICS INTERNATIONAL CORP
filed 1997-08-08
CIK 918647

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                   ---------------

                                      FORM 10-Q

(MARK ONE)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 1997

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to_______________________




                              Commission file number:   0-23372


                       GASONICS INTERNATIONAL CORPORATION
                       ----------------------------------
               (Exact name of registrant as specified in its charter)

        DELAWARE                                                              94-2159729
----------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)


        2540 JUNCTION AVENUE, SAN JOSE, CALIFORNIA                                                 95134
--------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                         (Zip Code)

Registrant's telephone number, including area code     (408) 570-7000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes    X       No
        -------       -------


     At August 5,1997, there were 13,787,268 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                          GASONICS INTERNATIONAL CORPORATION
                                      FORM 10-Q

                                       INDEX
                                                                       PAGE NO.
                                                                       --------
PART I.  FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements



         Condensed Consolidated Balance Sheets as of June 30, 1997
         and September 30, 1996                                           3

         Condensed Consolidated Statements of Operations for the
         three and nine month periods ended June 30, 1997 and 1996        4

         Condensed Consolidated Statements of Cash Flows for the nine
         month periods ended June 30, 1997 and 1996                       5

         Notes to Condensed Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8




PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               22

Item 2.  Changes in Securities                                           22

Item 3.  Defaults Upon Senior Securities                                 22

Item 4.  Submission of Matters to a Vote of Securityholders              22

Item 5.  Other Information                                               22

Item 6.  Exhibits and Reports on Form 8-K                                22

SIGNATURES                                                               23

Exhibit Index                                                            24

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                          GASONICS INTERNATIONAL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                       JUNE 30,     Sept. 30,
ASSETS                                                  1997          1996
                                                     -----------    ---------
                                                     (UNAUDITED)
Current assets:
     Cash and cash equivalents                       $   11,099     $  11,774
     Marketable securities                                7,233        14,135
     Trade accounts receivable, net                      31,965        23,032
     Inventories                                         27,938        26,817
     Prepaid and deferred income taxes                    3,451         3,451
     Prepaid expenses & other current assets              2,005         3,204
                                                     ----------     ---------
          Total current assets                           83,691        82,413


Property & equipment, net                                14,819        11,575
Deposits and other assets                                 1,795         2,442
                                                     ----------     ---------
          Total assets                               $  100,305     $  96,430
                                                     ----------     ---------
                                                     ----------     ---------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable                                    $    2,609     $   2,455
     Accounts payable                                     8,520         7,318
     Income taxes payable                                 1,033         1,100
     Accrued expenses                                    12,245        12,316
                                                     ----------     ---------
          Total current liabilities                      24,407        23,189
                                                     ----------     ---------

Long-term liabilities                                       445           552
                                                     ----------     ---------
Stockholders' equity:
     Common stock &
          additional paid-in capital                     33,568        31,413
     Unrealized gain on investment                            -           902
     Note receivable from stockholder                         -           (65)
     Retained earnings                                   41,885        40,439
                                                     ----------     ---------
          Total stockholders' equity                     75,453        72,689
                                                     ----------     ---------
          Total liabilities & stockholders' equity   $  100,305     $  96,430
                                                     ----------     ---------
                                                     ----------     ---------


                               See accompanying notes.

                          GASONICS INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                         -------------------------     ---------------------------
                                                           1997 (1)          1996        1997 (1)          1996
                                                         -----------     ----------    -----------      ----------
Net sales                                                $    30,126     $   29,058    $    89,404      $   99,837
Cost of sales                                                 16,552         15,876         49,981          48,177
                                                         -----------     ----------    -----------      ----------
     Gross margin                                             13,574         13,182         39,423          51,660
                                                         -----------     ----------    -----------      ----------

Operating expenses:
     Write-off of accounts receivable (see Note 6)             4,517              -          4,517               -
     Research & development                                    4,425          4,669         12,842          13,456
     Selling, general & administrative                         7,206          7,654         21,529          24,713
                                                         -----------     ----------    -----------      ----------
          Total operating expenses                            16,148         12,323         38,888          38,169
                                                         -----------     ----------    -----------      ----------

     Operating income (loss)                                  (2,574)           859            535          13,491

 Other income
      Interest and other income, net                             183            188            474             824
      Gain on sale of stock                                    1,215            143          1,215             143
                                                         -----------     ----------    -----------      ----------

      Income (loss) before provision for income taxes         (1,176)         1,190          2,224          14,458

     Provision (credit) for income taxes                        (412)           416            778           5,060
                                                         -----------     ----------    -----------      ----------

Net income (loss)                                        $      (764)    $      774    $     1,446      $    9,398
                                                         -----------     ----------    -----------      ----------
                                                         -----------     ----------    -----------      ----------

Net income (loss) per share                              $     (0.06)    $     0.06    $      0.10      $     0.69
                                                         -----------     ----------    -----------      ----------
                                                         -----------     ----------    -----------      ----------

Weighted average common &
common equivalent shares                                      13,600         13,603         14,073          13,625
                                                         -----------     ----------    -----------      ----------
                                                         -----------     ----------    -----------      ----------



                               See accompanying notes.

                          GASONICS INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                   JUNE 30,
                                                          -------------------------
                                                             1997           1996
                                                          ---------       ---------
Cash flows from operating activities:
        Net cash used for operating activities            $  (3,992)      $  (9,126)
                                                          ---------       ---------

Cash flows from investing activities:
     Purchases of property & equipment                       (4,992)         (5,147)
     Decrease in marketable securities                        6,000          12,692
                                                          ---------       ---------
        Net cash provided by investing activities             1,008           7,545
                                                          ---------       ---------

Cash flows from financing activities:
     Proceeds from Note payable                               2,609               -
     Increase in Note payable                                (2,455)              -
     Proceeds from issuance of common stock                   2,155           2,073
                                                          ---------       ---------
        Net cash provided by financing activities             2,309           2,073
                                                          ---------       ---------

Net increase (decrease) in cash and cash equivalents           (675)            492
Cash & cash equivalents at beginning of period               11,774           7,595
                                                          ---------       ---------
Cash & cash equivalents at end of period                  $  11,099       $   8,087
                                                          ---------       ---------
                                                          ---------       ---------



                               See accompanying notes.

                          GASONICS INTERNATIONAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the nine months ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year. Such financial statements should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

2.  INVENTORIES

Inventories consist of the following (in thousands):


                                  June 30,               September 30,
                                    1997                     1996
                                -----------              -------------
                                (unaudited)
        Raw Materials            $   8,818                $    12,985
        Work in Process              6,839                      7,648
        Finished Goods              12,281                      6,184
                                 ---------                -----------
                                 $  27,938                $    26,817
                                 ---------                -----------
                                 ---------                -----------

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

128 requires restatement of all prior-period earnings per share data presented. Under SFAS 128 for the three months ended, June 30, 1977, basic earnings per share and diluted earnings per share would be substantially the same as the reported primary earnings per share. For the nine months ended, June 30, 1997, basic earnings per share would be $0.11 and diluted earnings per share would be substantially the same as the reported primary per share. The Company plans to adopt SFAS No. 128 during the first quarter of fiscal 1998.

4.  BANK BORROWINGS

On March 4, 1997 the Company entered into a new loan agreement with Union Bank that increased the unsecured line of credit from $15 million to $20 million. The new loan agreement expires on February 27, 1998. As of June 30, 1997 there were no borrowings outstanding under this loan agreement. At the option of the Company, borrowings bear interest at the lower of 1.5% above the bank's adjusted Libor-rate or at the bank's reference rate (8.5% at June 30, 1997).

In April, 1997, the Company repaid a loan of approximately $2.5 million to the Bank of Tokyo-Mitsubishi and entered into a new loan agreement with the same bank providing for borrowings up to a maximum of 300 million yen (equivalent to approximately $2.6 million). The loan is secured by a letter of guarantee issued by the Company, bears interest at 1.625% and is due and payable on February 28, 1998. At June 30, 1997, borrowings under this loan agreement were $2.6 million.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, FASB issued SFAS No. 129, "Disclosure of Information about Capital Structures", which will be adopted by the Company in the first quarter of fiscal 1998. SFAS No. 129 requires companies to disclose certain information about their capital structure. The Company does not anticipate that SFAS No. 129 will have a material impact on its financial statement disclosures.

6.  WRITE-OFF OF ACCOUNTS RECEIVABLE

The three and nine month periods ended June 30, 1997 include a $4.5 million write-off of an uncollectible accounts receivable due from a customer in Thailand. The write-off covers the unpaid balance in accounts receivable, less the value of the recovered equipment, which the Company anticipates reselling in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of historical facts, the statements contained in this discussion may include forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, future sales, gross margins, the anticipated increase in inventories and operating expenses and the sufficiency of financial resources to support operations, and are subject to the Safe Harbor provisions created by that statute. Such statements are based on current expectations that involve risks and uncertainties, including those discussed below and under the heading "Additional Risk Factors", that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to any forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes to the Condensed Financial Statements presented on pages six and seven of the Quarterly Report and the Company's 1996 Annual report on Form 10-K, available upon request, for a complete understanding of the company's financial position and results of operations.

RESULTS OF OPERATIONS


NET SALES for the third quarter and nine month period ended June 30, 1997 increased 3.7% to $30.1 million and decreased 10.4% to $89.4 million, respectively, compared to net sales of $29.1 million and $99.8 million for the comparable periods in fiscal 1996. The increase in sales for the three month period ending June 30, 1997 as compared to the prior year period was essentially due to sales of the Company's new Performance Enhancement Platform (PEP) systems partially offset by a reduction in sales of single chamber systems. The decrease in net sales for the nine month period compared to the same period last fiscal year was principally due to the effect of the slowdown in the semiconductor industry which began to impact the Company's sales in the third quarter of fiscal 1996. Order and shipment levels for the industry had been strong through March 1996, and the Company shipped record numbers of single chamber systems in the first six months of the last fiscal year. For the three months ended June 30, 1997 and the nine months ended June 30, 1997, however, revenues, particularly from the sales of single chamber photoresist removal products, spare parts and service, were materially adversely impacted by the semiconductor slowdown. The decrease in the sale of single chamber systems and in spare parts and service revenues was partially offset by revenues from shipments of the Company's dual chamber PEP systems. Dual chamber systems have accounted for approximately 46% of the Company's plasma system sales year to date in fiscal 1997 compared to less than 2% in the prior year period. Also offsetting, in part, the decrease in revenue from single chamber systems compared to the last year, was an increase in revenue from the sale of flat panel display equipment from the Company's liquid crystal display (LCD) division in Japan and sales of Vertical High Pressure (VHP) furnace equipment.

Sales to customers in the Pacific Rim, North America and Europe accounted for approximately 37%, 47% and 16% of net sales, respectively, for the nine month period ended June 30, 1997 compared to approximately 31%, 49% and 20%, respectively, for the nine month period ended June 30, 1996.

The Company's bookings of new orders for the quarter ended June 30, 1997 exceeded the previous quarter bookings and current quarter net sales. As expected, bookings for the quarter were particularly strong in North America, European bookings were consistent with the previous quarter, and bookings slowed somewhat in the Pacific Rim and Japan. The Company expects that its future bookings and sales will continue to be materially adversely impacted by the current business climate and other factors as discussed herein.

GROSS MARGIN as a percentage of net sales for the third quarter and nine month period of fiscal 1997 was 45% and 44%, respectively, compared to 45% and 52% for the same quarter and nine month period of fiscal 1996. The significant decrease in gross margin percentage for the three and nine month periods ended June 30, 1997 as compared to the three and nine month period ended June 30, 1996 was due to several factors, including significantly lower sales volume of the more mature, higher margin single chamber systems, underutilization of the manufacturing and field service and support operations and increased revenues of lower margin new products including the PEP and flat panel display equipment. The Company's gross margin as a percentage of net sales is affected by a variety of other factors, including the mix and average selling prices of products sold and the costs to manufacture, service and support new product introductions and enhancements. The Company expects that its gross margin will continue to be materially adversely impacted by inefficiencies associated with new product introductions, sales of lower margin PEP systems and flat panel display equipment products, competitive pricing pressures, changes in product mix and other factors including those referred to above. The Company, however, will continue to focus on its gross margin improvement programs, including the introduction of new value-added applications, features and options on the PEP systems, targeted cost reduction programs and controlled spending.

A WRITE-OFF OF ACCOUNTS RECEIVABLE was recorded in the third quarter of fiscal 1997 for the uncollectible accounts receivable due from SubMicron Technologies PLC in Thailand. The Company recorded a $4.5 million pre-tax charge to cover the unpaid balance on accounts receivable, less the value of the recovered equipment, which the Company anticipates reselling in the future.

RESEARCH AND DEVELOPMENT EXPENDITURES for the third quarter of fiscal 1997 were $4.4 million or 14.7% of net sales compared to $4.7 million or 16.1% of net sales for the third quarter of fiscal 1996. For the nine month periods of fiscal 1997 and fiscal 1996, research and development expenses were $12.8 million or 14.4% of net sales and $13.5 million or 13.5% of net sales, respectively. Research and development expenses consist primarily of salaries, project materials, consultant fees and other costs associated with
the Company's research and development efforts.   Increased spending for next
generation programs including new products to accommodate 300MM wafers, customization of current products and VHP was offset by reduced spending in other areas of engineering including sustaining, product design and LCD product engineering. The Company anticipates that research and development spending in absolute dollars may increase in subsequent quarters due to the emphasis placed by the Company on new product development, particularly on 300MM and new applications including post etch residue removal.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the third quarter of fiscal 1997 were $7.2 million or 23.9% of net sales compared to $7.7 million or 26.3% of net sales for the third quarter of fiscal 1996. For the nine month periods of fiscal 1997 and fiscal 1996, selling, general and administrative expenses were $21.5 million or 24.1% and $24.7 million or 24.7% of net sales, respectively. The decrease in absolute dollars from the corresponding period last year is primarily due to lower third party commissions which are payable on a significant portion of the international sales and, to a lesser extent, to the reduction in headcount that occurred in late fiscal 1996. Third party commissions can fluctuate significantly in any period depending on the mix of domestic versus foreign sales that are subject to third party commissions. International sales accounted for approximately 29% of the net sales for the third quarter of fiscal 1997 and 53% for the nine month period ended June 30, 1997 compared to 51% and 50% for the third quarter and nine month period last fiscal year. The Company has and is continuing to build a worldwide direct sales and support organization which is lessening the Company's dependence on third party representatives for these services. Consequently, third party commissions in some regions have been eliminated or reduced. Although the Company has taken steps to manage its spending, due to the uncertainties of the current business climate, it anticipates that selling, general and administrative spending may increase in absolute dollars in subsequent quarters.

OTHER INCOME AND EXPENSES primarily consists of interest expense and interest
income.   Interest expense of approximately $10,000 for the quarter and
$38,000 for the nine month period of fiscal 1997 compared to $12,000 for the quarter and $37,000 for the nine month period of fiscal 1996 is for a short-term loan from the Bank of Tokyo-Mitsubishi made to the Company's wholly owned subsidiary in Japan, GaSonics International Japan K.K.. As of June 30, 1997, borrowings under this loan agreement were 300 million yen which is equivalent to approximately $2.6 million. Interest income from the Company's short-term investments was approximately $140,000 for the third quarter and $542,000 for the nine month period of fiscal 1997 compared to $172,000 and $659,000 for third quarter and nine month period of fiscal 1996, respectively. This decrease is essentially due to a decline in the Company's investments in marketable securities, cash and cash equivalents that were
used to fund operating activities.   The gain on sale of stock for the three
and nine month periods ended June 30, 1997 of $1.2 million and $143,000 for the same periods ended June 30, 1996 was realized from the sale of 54,673 shares and 5,000 shares, respectively, of Integrated Process Equipment Corporation (IPEC) common stock. The Company received a total of 294,600 shares of IPEC Class A common stock during fiscal 1990 in exchange for services provided by the Company. During the third quarter ended June 30, 1997, the Company sold all its 54,673 shares of the IPEC common stock.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1997, cash, cash equivalents and marketable securities decreased by $7.6 million to $18.3 million at June 30, 1997 from $25.9 million at September 30, 1996. Operating activities used $4.0 million of cash for the nine month period ended June 30, 1997 compared to the use of $9.1 million for the same period of fiscal 1996.

Investing activities for the first nine months of fiscal 1997 provided cash of approximately $1.0 million. Capital spending of $5.0 million was partially offset by proceeds from the sale of marketable securities totaling $6.0 million. Capital spending included purchases of equipment and the installation of a new computer system. For the same nine month period last year, the Company received proceeds from the sale of $12.7 million in marketable securities and used $5.1 million to purchase equipment and leasehold improvements.

Financing activities provided $2.2 million and $2.1 million for the nine month periods ended June 30, 1997 and 1996, respectively, primarily from the issuance of stock in connection with the Company's employee stock purchase and stock option plans.

At June 30, 1997, the Company had working capital of $59.3 million compared to $59.2 million at September 30, 1996. Accounts receivable at June 30, 1997 increased $8.9 million from September 30, 1996 due primarily to delayed final acceptance for one customer, extended payment terms and an increase in current quarter revenue over the quarter ending September 30, 1996. If any customer is unable to pay for the Company's equipment, the Company's financial condition and results of operations could be materially adversely
affected.   Inventory increased $1.1 million from September 30, 1996 to June
30, 1997 primarily due to the recovery of equipment from SubMicron Technologies, which was partially offset by efforts focused on cycle time reduction. The Company expects future inventory levels to fluctuate from period to period, and believes that because of the relatively long manufacturing cycle of its products, its investment in inventories will continue to represent a significant portion of working capital. As a result of such investment in inventories, the Company may be subject to an increasing risk of inventory obsolescence, which could materially adversely affect the Company's operating results.


The Company's principal sources of liquidity at June 30, 1997 consisted of approximately $11.1 million in cash and cash equivalents, $7.2 million in marketable securities and a $20.0 million unsecured line of credit with Union Bank which was entered into on March 4, 1997. A commercial letter of credit provision of $500,000 and a foreign exchange contract provision of $1.0 million is also provided under the credit line. Available borrowing under the credit line is reduced by the amount of outstanding letters of credit. The line of credit contains certain covenants, including covenants relating to financial ratios and tangible net worth which must be maintained by the Company. As of June 30, 1997, except for $69,193 outstanding under the letter of credit provision, there were no borrowings outstanding under this line, and the Company was in compliance with its bank covenants. The line of credit agreement expires February 28, 1998. On May 1, 1997 GaSonics International Japan KK entered into a 300 million yen overdraft facility with the Bank of Tokyo Mitsubishi against a promissory note which is secured by a Letter of Guarantee issued by the Company. The overdraft facility expires on February 28, 1998. As of June 30, 1997, GaSonics International Japan KK had borrowed the total 300 million yen available under this loan agreement which is equivalent to approximately $2.6 million as of that date.

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

ADDITIONAL RISK FACTORS

SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS


The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future. The Company anticipates that factors continuing to affect its future operating results will include the cyclicality of the semiconductor industry and the markets served by the Company's customers, the timing of significant orders, patterns of capital spending by customers, the proportion of direct sales and sales through distributors, the proportion of international sales to net sales, changes in pricing by the Company, its competitors, customers or suppliers, market acceptance of new and enhanced versions of the Company's products, the mix of products sold, the establishment, expense and improvement of financial systems, procedures and controls, discounts, the timing of new product announcements and releases by the Company or its competitors, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, the Company's ability to produce systems in volume and meet customer requirements, the ability of any customer to finance its purchases of the Company's equipment, changes in overhead absorption levels due to changes in the number of systems manufactured, political and economic instability and lengthy sales cycles. Gross margins have varied and will continue to vary materially based on a variety of factors including the mix and average selling prices of systems sales, the mix of revenues, including service and support revenues, and the costs associated with new product introductions and enhancements and the customization of systems. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would also materially adversely affect the Company's business, financial condition and results of operations. The Company's gross margin and overall gross margin rate has sharply declined from the level attained less than a year ago due, in part, to start-up inefficiencies associated with new products, competitive pricing pressures, changes in product mix from fewer higher margin rate and mature single chamber products to lower margin rate dual chamber products, products sold by the Company's LCD division in Japan, and other factors. Additionally, sales and earnings for the last half of fiscal 1996 and the first three quarters of fiscal 1997 were materially adversely impacted by the current semiconductor business slowdown and, while the Company has and is continuing to attempt to manage its expenses to partially offset the loss of income from the decline in revenue, it is anticipated that this slowdown in the industry will continue for the next several quarters and will continue to have a material adverse effect on the Company's future revenues and operating results.

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

CYCLICALITY OF SEMICONDUCTOR INDUSTRY

The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities, which, in turn, depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including systems manufactured and marketed by the Company. The semiconductor industry has experienced significant growth in recent years which has resulted in significant growth in the capital equipment industry. However, in the last year the semiconductor industry has experienced a cyclical downturn. The Company has experienced significant delays of new orders and rescheduling of existing orders that have materially adversely affected the Company's last two quarters of fiscal 1996 and the first three quarters of fiscal 1997 financial results and may materially adversely affect future financial results. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current level of sales. Additionally, the Company anticipates that a significant portion of new orders depend upon demand from integrated circuit (IC) manufacturers building or expanding large fabrication facilities, and there can be no assurance that such demand will exist.

HIGHLY COMPETITIVE INDUSTRY

The semiconductor capital equipment industry is intensely competitive. A substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, the Company expects to experience difficulty in selling to a particular customer for a significant period of time if that customer selects a competitor's capital equipment. The Company currently has only one principal product line and experiences intense competition worldwide from a number of foreign and domestic manufacturers, including Alcantech, Applied Materials, Inc., Fusion Systems Corporation, Lam Research Corporation, Matrix Semiconductor Systems, Inc., Mattson Technology, Inc., Plasma Systems and Ramco, many of which have substantially greater installed bases and greater financial, marketing, technical and other resources than the Company. It was recently announced that one of the Company's competitors, Fusion, is being acquired by a much larger corporation and the Company believes this consolidation will cause the Company's competitors to continue to be larger with greater infrastructures and
resources.   Certain of the Company's competitors have announced the
introduction of, or have introduced, competitive products that offer other technologies and improvements. Applied Materials and Lam Research have introduced and currently sell modules to their products which remove photoresist using dry chemical processing and, therefore, compete with the Company's products. The Company expects its competitors to continue to develop enhancements to and future generations of competitive products that may offer improved price or performance features. New product introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems in addition to intense price competition or otherwise make the Company's systems or technology obsolete or noncompetitive. In addition, by virtue of its reliance on sales of advanced dry chemistry processing equipment, the Company could be at a disadvantage compared to certain competitors that offer more diversified product lines. The Company believes that it will continue to face competition from current and new vendors employing other technologies, such as wet chemistry, traditional dry chemistry and other ashing techniques, as such competitors attempt to extend the capabilities of their existing products. Increased competitive pressure has led to reduced demand and lower prices for the Company's products, thereby materially adversely affecting the Company's operating results. There can be no assurance that the Company will be able to compete successfully in the future.

Competitors of the Company's LCD division in Japan include Japan-based companies and Japan-based joint ventures such as Applied Komatsu and Koyo Lindbergh. These competitors manufacture alternative technology systems and they could, at any time, enter the Company's markets with improved technology or with systems that are directly competitive with those of the Company's LCD division.

DEPENDENCE ON KEY CUSTOMERS

Historically, the Company has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to the Company's ten largest customers in fiscal 1994, 1995 and 1996 and the first nine months of fiscal 1997 accounted for approximately 71%, 68%, 51% and 64% of net sales, respectively. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Moreover, sales to certain of its customers have decreased as those customers have completed or delayed purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, could materially adversely affect the Company's business, financial condition and results of operations. The Company's ability to increase or maintain current sales levels in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance.

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

The past growth in the Company's sales and expansion in the scope of its operations has placed a considerable strain on its management, financial and other resources and has required the Company to initiate an extensive reevaluation of its operating and financial systems, procedures and controls. The Company successfully implemented new management information, manufacturing and cost accounting systems during the second quarter of fiscal 1997 and will continue to improve these systems. There can be no assurance, however, that any existing or new systems, procedures or controls will be adequate to support the Company's operations or that its new systems will be implemented in a cost-effective and timely manner.

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

Because of the large number of components in, and the complexity of, the Company's systems, significant delays can occur between a system's initial introduction and the commencement of volume production. As is typical in the semiconductor capital equipment market, the Company has been experiencing delays from time to time in the introduction of, and certain technical, quality and manufacturing difficulties with, certain of its systems and enhancements and may continue to experience delays and technical, quality and manufacturing difficulties in future introductions or volume production of new systems or enhancements. The Company's inability to complete the development or meet the technical specifications of any of its new systems or enhancements or to manufacture and ship these systems or enhancements in volume and in a timely manner would materially adversely affect the Company's business, financial condition and results of operations as well as its customer relationships. In addition, the Company may incur substantial unanticipated costs to ensure the functionality, quality and reliability of its future product introductions early in the product's life cycle. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expenses may result, which events could materially adversely affect the Company's business, financial condition and results of operations.

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

RISKS ASSOCIATED WITH THE JAPANESE MARKET

The Company believes that increased penetration of the Asia Pacific market, particularly Japan, will be essential to its future financial performance. The Company has sold a relatively few number of systems to Japanese semiconductor manufacturers, although there was a significant increase in the Company's sales from Japan in fiscal 1996 compared to fiscal 1995 and for the first three quarters of fiscal 1997 compared to the same period of fiscal 1996. To date, for its photoresist business, the Company has not fully developed a customer service and support capability in Japan and remains at a disadvantage in selling, servicing and supporting such products in Japan. The Japanese semiconductor market (including fabrication plants operated outside of Japan by Japanese semiconductor manufacturers) represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and has been difficult for non-Japanese companies to penetrate. Furthermore, the licensing of products and process technologies by Japanese semiconductor manufacturers to non-Japanese semiconductor manufacturers could result in a recommendation to use certain semiconductor capital equipment manufactured by Japanese companies. Late in fiscal 1995, the Company acquired its LCD division in Japan, but there can be no assurance that this company will enable the Company to penetrate the photoresist removal market in Japan. In addressing this market, the Company is at a distinct competitive disadvantage compared to leading Japanese suppliers, many of which have long-standing collaborative relationships with Japanese semiconductor manufacturers. In addition, since 1992, Japanese semiconductor manufacturers have substantially reduced their levels of capital spending on new fabrication facilities and equipment, thereby increasing competitive pressures in the Japanese market. Although the Company is investing significant resources in Japan which has significantly increased operating expenses, there can be no assurance that the Company will be able to achieve significant sales to the Japanese semiconductor market.

INTERNATIONAL SALES

International sales accounted for 41%, 40%, 54% and 53% of net sales in fiscal years 1994, 1995, 1996 and the first three quarters of fiscal 1997, respectively. The Company has established independent operations in the United Kingdom, France, Italy, Korea, Japan, Singapore, Taiwan and during the third quarter of fiscal 1997, established subsidiaries in Israel and Ireland. The Company anticipates that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rates, foreign currency fluctuations, tariffs and other barriers, political and economic instability, potentially adverse tax consequences, natural disasters, outbreaks of hostilities, difficulties in accounts receivable collection, extended payment terms, difficulties in managing distributors or representatives and difficulties in staffing and managing foreign subsidiary and branch operations. The Company is also subject to the risks associated with the imposition of legislation and import and export regulations. The Company cannot predict whether tariffs, quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON KEY PERSONNEL

The Company's financial performance will depend in significant part upon the continued contributions of its officers and key personnel, many of whom would be difficult to replace. No employee has an employment or noncompetition agreement with the Company. The Company is recruiting a Vice President of Sales and other employees for key positions. The loss of any key person could have a material adverse effect on the business, financial condition and results of operations of the Company. During the last twelve months, a number of senior management personnel have left the Company to pursue other opportunities. Although the Company has been replacing these senior management personnel, there can be no assurance that these individuals will successfully integrate into the Company's senior management team. In addition, the Company's future operating results depend in part upon its ability to attract and retain other qualified management, engineering, financial and accounting, technical, marketing and sales and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely affect the Company's business, financial condition and results of operations.

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

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

As of June 30, 1997, the Company's officers, directors and members of their families that may be deemed affiliates of such persons beneficially owned approximately 25.3% of the Company's outstanding shares of Common Stock. Accordingly, these stockholders will be able to significantly influence the election of the Company's directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how other stockholders of the Company may vote. Such a high level of ownership by such persons or entities may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. Certain provisions of the Company's Certificate of Incorporation, 1994 Stock Option/Stock Issuance Plan, Bylaws and Delaware law may also discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the ability of the Company's Board of Directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company.

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

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

           None.

ITEM 5.    OTHER INFORMATION.

           Pascal Didier, Vice President of World Wide Sales, resigned on July 18, 1997. The Company intends to recruit a suitable replacement.

           On July 14, 1997, the Company consummated the sale of its industrial plasma cleaning products and services business and related assets to MetroLine Industries in Corona, California. This business, consisting of barrel ashing and cleaning systems, focuses primarily on non-semiconductor industrial applications. These operations were not material to the Company's assets, revenues or earnings.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   The following exhibits are filed herewith:

           Exhibit 10.22 Loan agreement dated May 1, 1997 between Registrant and Bank of Tokyo-Mitsubishi

           Exhibit 27      Financial Data Schedule

     (b)   Reports on Form 8-K.

           No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GASONICS INTERNATIONAL CORPORATION
                                   (Registrant)



                                                   \s\  TERRY R. GIBSON
                                           ----------------------------
Date:          August 7, 1997                      By:  Terry R. Gibson
                                           Vice President, Finance
                                           Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER               DESCRIPTION                          SEQUENTIALLY
                                                                  NUMBERED
                                                                  PAGE

10.22 Loan agreement dated May 1, 1997 between Registrant and Bank of Tokyo-Mitsubishi

27         Financial Data Schedule