Form 10-K
period 1997-09-30
GASONICS INTERNATIONAL CORP
filed 1997-12-23
CIK 918647

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED               COMMISSION FILE NUMBER
        SEPTEMBER 30, 1997                           0-22248

                            ------------------------

                       GASONICS INTERNATIONAL CORPORATION
               (Exact name of Registrant as specified in charter)

           DELAWARE                   94-2159729
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)    Identification No.)

                              2540 Junction Avenue
                           San Jose, California 95134
                                 (408) 570-7000

    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                                  COMMON STOCK

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 16, 1997, as reported on The Nasdaq National Market was approximately $86,314,592. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of December 16, 1997, the Registrant had outstanding 13,918,910 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1997 are incorporated into Parts II and IV of this Report on Form 10-K.

2. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on March 6, 1998 are incorporated by reference into
    Part III of this Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

    GaSonics International Corporation ("GaSonics" or the "Company") is a leading global semiconductor equipment manufacturer for the dry photoresist and residue removal segments of advanced integrated circuit ("IC") manufacturing. The Company's products consist of photoresist removal systems, residue removal systems, isotropic etch systems, high pressure furnaces for the semiconductor industry and low pressure chemical vapor deposition ("LPCVD") systems for the flat panel display ("FPD") industry. The photoresist removal, residual removal and isotropic etch systems use proprietary downstream plasma processing technology to increase yields in the manufacture of advanced ICs. The Company markets and sells its products to many leading IC manufacturers worldwide including Intel, Motorola, Samsung, Siemens and Lucent Technologies.

    The Company began operations in 1968 and was incorporated in California in March 1971 and reincorporated in Delaware in March 1994. In February 1991, the Company acquired Branson International Plasma Corporation, a manufacturer of photoresist removal equipment. In August 1995, the Company acquired Tekisco, Ltd. from Kishimoto Sangyo Co. Ltd. of Tokyo, Japan, a manufacturer of LPCVD equipment for the manufacture of FPDs. The Company's principal executive offices are located at 2540 Junction Avenue, San Jose, California 95134. The Company's telephone number is (408) 570-7000 and worldwide website address is http://www.gasonics.com.

INDUSTRY BACKGROUND

    Rapid growth in the worldwide market for advanced ICs and IC-related products has escalated the demand for semiconductor manufacturing equipment. In the highly sophisticated IC fabrication process, the Company's products influence a large number of complex and repetitive processing steps, including deposition, photolithography and etch. Deposition puts down a layer of either electrically insulating or electrically conductive material on the surface of a wafer. The photolithography process then imprints device features, using a photomask on a light sensitive polymer (photoresist). After the photoresist is developed, an etch process selectively removes the deposited material from the portions of the wafer surface not covered by the imprinted pattern. Prior to processing additional layers on the wafer, the photoresist and post-etch residues from the previous layer must be carefully removed in order to create a clean and functional foundation for deposition of the next layer. These processes between etch and deposition, often referred to as "photoresist removal" or "ashing", have become increasingly challenging as device geometries have shrunk to less than 1/500th the size of a human hair.

    Today's advanced IC devices incorporate dozens of layers and use a variety of materials in fabrication. After each layer, the resist and residue removal process is repeated; as chips increase in capability, numbers of layers and residue removal steps increase correspondingly. For example, a typical one megabit Dynamic Random Access Memory chip ("DRAM") requires 11 masking and subsequent photoresist removal steps. By comparison, a 64 megabit DRAM requires 20 to 25 masking and photoresist removal steps. As line geometries, or feature sizes, of an IC continue to decrease to below 0.25 microns, wafer cleanliness becomes increasingly important yet more difficult. New materials such as copper, low K dielectrics (low dielectric constant materials) and deep ultraviolet photolithography ("DUV") resists, will complicate photoresist removal and preparation of the wafer surface for subsequent masking steps. As a result of these trends, the Company believes that the number and complexity of photoresist and residue removal systems per production line of advanced ICs will increase along with the need for application-specific processes.

    In the 1970's, photoresist was usually removed by immersing ICs into large liquid chemical baths ("wet chemistry processing"). In the early 1980's, dry chemistry processing used gases to remove the photoresist and began to replace wet chemistry processing for those advanced processing steps that wet chemistry processing was unable to complete or added too many defects (particles). Dry chemical processing has grown as an alternative with potentially significant cost of ownership savings as compared with wet chemical processing, especially for complex ICs with feature sizes of 1.0 micron and below. Wet chemical processing also poses environmental concerns associated with chemical storage, handling, disposal and operator safety. In the fabrication of advanced ICs, wet chemical processing for photoresist removal is now typically used only for noncritical cleaning steps after the application of a dry process. In traditional dry chemical plasma processing, plasma is created and the wafer is exposed to the plasma in a single chamber in order to remove the residual photoresist. However, because certain plasma elements can damage the wafer, direct exposure can result in reduced yield.

THE GASONICS SOLUTION

    Addressing the photoresist removal needs of advanced IC manufacturers, GaSonics pioneered in 1986 an advanced dry chemical process technology known as "downstream microwave plasma." This technology separates the area for plasma creation from that in which the wafer is exposed, thus shielding the wafer from potential plasma damage while facilitating the chemical reaction. From there, the Company has evolved a complex mix of product and technology to meet the challenges of decreased line geometries, increased wafer sizes, new materials and a series of difficult-to-remove residues. Called Integrated Clean: Solutions between Etch and Deposition, these advanced photoresist and residue removal technologies are believed by GaSonics to be critical for the manufacture of advanced ICs at acceptable yields and costs. Yield, operating costs, throughput, reliability, uptime and system cost are recognized industry-wide as contributions to an IC manufacturer's total cost of ownership. The Company believes that downstream microwave processing and Integrated Clean can impact each of these factors, offering advanced IC manufacturers a simplified process solution with cost of ownership benefits. Furthermore, GaSonics' industry-leading platform technology combines a high degree of reliability, serviceability, and overall equipment effectiveness to offer additional cost of ownership benefits.

THE GASONICS STRATEGY

    In order to maintain its leadership position in advanced dry chemical processing equipment for photoresist and residue removal, GaSonics business strategy is designed to:

    ENHANCE STRATEGIC CUSTOMER RELATIONSHIPS. The Company believes that its long-standing relationships with many leading worldwide IC manufacturers such as Intel, Motorola, Samsung, and Siemens are critical to ensure its position as a leading supplier of photoresist removal equipment for semiconductor fabrication. The Company intends to continue to focus its resources on its key customers in order to develop future process equipment and to lower the customers' total cost of ownership for photoresist removal equipment. As part of this focus, the Company believes that providing dedicated personnel at key customer facilities will enable relationships, assist in the design of new fabrication process equipment, and position GaSonics as a principal supplier of volume equipment orders.

    FOCUS ON CAPITAL PRODUCTIVITY. By increasing yields in the manufacture of advanced ICs, the Company believes its proprietary downstream microwave processing technology offers customers cost of ownership advantages over wet chemical processing and traditional dry chemical processing. For example, consumable chemicals used in wet chemical processing of larger diameter wafers increase the cost of ownership. Additionally, the Company believes that its downstream technology offers better yields than traditional dry chemical processes through reduced damage and contamination. Confident that these combined advantages position GaSonics as a preferred provider of lower cost of ownership solutions, the Company intends to introduce additional cost-effective products and product enhancements, including a new platform for 300mm wafers which further enhances capital productivity.

    CAPITALIZE ON ADVANCED WAFER FABRICATION TRENDS. The Company will address the worldwide market opportunity for advanced photoresist removal equipment created by wafer fabs manufacturing eight-inch wafers with near 0.25 micron line geometries. The Company believes that the yield benefits from dry chemical processes in general and GaSonics' downstream processing technology, in particular, increase significantly at line geometries of 0.25 micron and below. GaSonics was one of the first companies to target the advanced photoresist removal market by transitioning from traditional batch processing to a single wafer design and it currently has an installed base of over 600 systems in the eight-inch market. The Company intends to become a leading supplier for the 300 millimeter marketplace with the Millennia-TM- 300mm platform introduced in 1997.

    PENETRATE ASIA/PACIFIC MARKET. The Asia/Pacific market for IC processing equipment represents more than one-half of the worldwide market. The Company has recently been successful with large customers in Korea, Singapore, Taiwan and Japan, and intends to continue to invest significant resources to further penetrate the Asia/Pacific market, particularly Japan. Japanese process equipment manufacturers have typically dominated that market with traditional dry chemical systems that process multiple wafers in a single batch. Since advanced IC manufacturers who use larger diameter wafers are increasingly adopting single wafer processing, the Company believes its single wafer systems, which incorporate advanced dry chemical processing techniques, are particularly well-positioned to compete in Japan.

    TARGET NEW SYSTEMS AND APPLICATIONS. The Company believes that its strong customer relationships and technology leadership will enable it to develop new systems and target applications for specific customer needs. The Company's fastest-ramping product, the Performance Enhancement Platform ("PEP") system, illustrates that strategy. A dual chamber photoresist and residue removal system designed to increase throughput and optimize clean room space, PEP systems allow a mix-and-match option allowing photoresist removal, residue removal or a combination of both process chambers on one platform. In addition, PEP's advanced, flexible operating system with graphical user interface allows for easy addition of new chamber and system features to continuously improve the product's process capability. This insures the product spans multiple generations of device manufacturing needs. For 300mm wafers, the Company has devised a unique platform that further increases capital productivity over the dual chamber PEP. It uses the concept of segmenting processes into multiple yet parallel steps, minimizing wafer handling overhead. It is also being designed to meet customers' advanced resist and residue removal needs below 0.18 micron.

GASONICS TECHNOLOGY

MICROWAVE DOWNSTREAM PROCESSING.

    GaSonics' proprietary microwave downstream processing technology for dry chemical processing has been a key element in establishing product demand.

    In addition to separating the plasma source from the wafer exposure area ("downstream"), the Company's processing technology incorporates microwave plasma generation. The Company believes that microwave frequency introduced for semiconductor manufacturing by GaSonics in 1986, has become the preferred source for plasma creation because it produces a higher concentration of neutral species and fewer damaging ions than the alternative, radio frequency ("RF") plasma. Thus, the Company believes its products have higher removal rates with less damage and can operate at lower temperatures than competitive products that utilize RF energy.

    GaSonics' proprietary microwave downstream processing technology can be applied to other process applications, such as isotropic etch. In isotropic etching, plasma selectively removes material such as silicon dioxide, silicon nitride and polysilicon to create three-dimensional contours on the wafer. To accommodate the increased number of mask layers, certain silicon layers on the wafer must be carefully shaped prior to the deposition of the next layer of material. These etching processes are typically completed by costly wet chemical process steps. The Company believes that IC manufacturers will soon replace wet chemical processes or high cost etching steps with more cost-effective downstream dry chemical processes. The Company believes that its proprietary downstream technology will enable manufacturers to complete these steps with increased yield and lower cost.

    To meet the challenges of a marketplace increasing in complexity, GaSonics has broadened the Company's offerings of solutions which remove unwanted materials between the etch process and subsequent deposition. The Company's twenty-five years of market share and technology leadership in photoresist removal have facilitated its development of Integrated Clean. The critical process steps between etch and deposition, specifically those that involve the removal of unwanted materials, prepare the wafer surface for a better device connection. These materials, which may be organic, inorganic, metallic or particulate in nature, can impact device performance, reliability and yield if they are not removed. GaSonics core business enables this critical process sequence, which includes photoresist removal and residue removal. These steps complete the preceding etch step and prepare the wafer for the subsequent deposition.

HIGH PRESSURE THERMAL PROCESSING

    The Company introduced the concept of the application of high pressure to IC thermal processing with the introduction of its high pressure furnace product. In IC fabrication, there are a number of thermal process steps that involve the exposure of the wafer to high temperature over an extended period of time. These steps include oxidation, which is the growth of insulating materials on the wafer, and reflow, which is a process that smoothes irregular topographies on a wafer. By introducing high pressure as a parameter in thermal processing, the amount of time a wafer must be exposed to high temperatures is reduced. Also, in some instances, high pressure actually allows for a reduction in the process temperature. The length of time an IC may be exposed to high temperatures is known as the "thermal budget" of the device.

    Although high pressure is currently utilized primarily for specialized applications, the Company believes that the use of high pressure in the fabrication of advanced ICs will increase as feature sizes continue to decrease. Advanced ICs are more sensitive to long exposure to high temperatures and require lower processing temperatures and have a lower thermal budget. In addition, the Company believes that high pressure thermal processing provides benefits to the IC manufacturer including higher yields resulting from increased process rates and reduced damage to the wafer that can result from long exposure to high temperatures and increased die per wafer. The Company began shipping VHP systems, its most recent high pressure product release, in August 1995.

PRODUCTS

    The Company's major product line consists of advanced dry chemical processing equipment for photoresist removal. The Company also offers advanced dry chemical processing equipment for post-etch residue removal, isotropic etching, high pressure furnaces, low-pressure chemical vapor deposition equipment used for flat panel display manufacturing and products using plasma chemistry for a variety of non-semiconductor applications. In addition, the Company provides upgrades, maintenance and spare parts for both current and previous generation products.

DRY CHEMICAL PROCESSING SYSTEMS

    PHOTORESIST REMOVAL. The Company's dry chemical downstream processing systems are designed to provide advanced IC manufacturers with lower cost of ownership solutions for photoresist removal. This product line currently includes the Aura 1000, the Aura 2000-LL, the Aura 3010, the L3510, the PEP3510A and the PEP3510C. All of these products incorporate the Company's proprietary microwave downstream processing technology and are designed to be used in the fabrication of ICs with feature sizes of 0.25 microns and below. Their throughput rates range from approximately 45 to 140 wafers per hour for single chamber systems and up to 160 wafers per hour for dual chamber systems, depending upon wafer size and customer application. System purchase prices range from approximately $150,000 to $700,000.

    The Company introduced its high productivity platform, the PEP, in 1995. A dual chamber platform with a proprietary wafer handler and high yield photoresist removal capability, the PEP delivers a lower cost per wafer pass while providing yield advantage with GaSonics' downstream microwave processing. GaSonics introduced photoresist removal chambers for the PEP platform in 1995, and the residue removal chambers were introduced in 1996. The PEP represents the Company's migration to a platform strategy which offers flexibility and customization of single wafer processing on an integrated platform. In 1994, the Company introduced its two most recent single chamber product enhancements, the L3510, an enhancement to the L3500, and the Aura 3010, an enhancement to the Aura 3000, each of which has extended performance capabilities, including higher reliability, increased operational flexibility and higher throughput.

    In 1997 the Company introduced its new 300mm platform the "Millennia" which will be available for commerical shipment in calendar 1998. Millennia adds a wafer loadlock giving it the capability to perform more processes with more chemistry options than PEP. The loadlock allows the use of hazardous gases such as Chlorine and some Fluorine compounds which gives Millennia the flexibility to perform isotropic and backside etching as well as soft silicon etch and oxide etching.

    Sales of dry chemistry processing equipment for photoresist removal accounted for approximately 69%, 62% and 69% of the Company's net sales in fiscal years 1995, 1996 and 1997, respectively.

    POST ETCH RESIDUE REMOVAL. Post etch residue removal is defined as the processes after etch (metal, poly or oxide) that remove unwanted materials from the surface of the wafer. Plasma systems like the PEP have proven to be more cost-effective at removing these materials than traditional wet chemistries.

    PEP integrated processing is typically used after a poly or oxide etch step. Most metal etchers have a photoresist module incorporated in their platforms designed to passivate the wafer and prevent corrosion. In this process, photoresist is also removed, leaving behind residues. The PEP3510A has proven effective at removing some of these residues with the addition of low concentrations of Fluorine gases. In addition, a modular clean chamber configured on the PEP becomes a PEP3510C (Clean) tool. This chamber is specifically designed to accommodate large concentrations of Fluorine gas which is sometimes needed for removing more difficult residues which form after metal and oxide etch. The clean chamber optimizes the process chamber with a single process, greatly improving wafer results, and has been qualified for production at several fabs for this process. It has also shown capability for post oxide etch residue removal.

    The next step for the Company will be the introduction of the PEP3600, a dual chamber PEP which will further optimize process wafer flow in the fab. The product is planned to launch in 1998.

    ISOTROPIC ETCHING. Isotropic etching removes materials from a wafer both horizontally and vertically at uniform rates. With isotropic etching, advanced IC manufacturers can consistently and uniformly remove materials in a more controlled environment, generally resulting in a lower cost than traditional wet chemical processing. In fiscal 1995, the Company completed the development of its high selectivity isotropic etch system, the Strata, for the removal of silicon dioxide, silicon nitride and polysilicon from the wafer. The Strata features the Company's downstream microwave technology.

HIGH PRESSURE FURNACE SYSTEMS

    Over the past 18 years, the Company has marketed a horizontal high pressure furnace system, the HiPOx, and has sold over 150 of such systems to over 30 semiconductor manufacturers worldwide. In fiscal 1995, the Company completed development of its vertical high pressure furnace system, the VHP. The VHP system is intended to provide process simplification by eliminating a mask step and reducing the time the wafer is exposed to elevated temperatures, thereby permitting smaller geometries and increasing yields in the manufacture of advanced ICs. As geometries continue to shrink, more customers are exploring the compatability of the VHP for ultra thin gate materials as a driver process for
0.18 micron devices. In these thin gate application, the VHP offers superior nitrogen incorporation into the oxide to improve barrier and strength characteristics. The VHP also addresses industry requirements for a vertical furnace design with reduced footprint and small dual batch sizes of approximately 50 waters.

LOW-PRESSURE CHEMICAL VAPOR DEPOSITION SYSTEMS

    In August 1995, the Company acquired its liquid crystal display ("LCD") division in Japan (formerly called Tekisco, Ltd.), one of Japan's leading manufacturers of low-pressure chemical vapor deposition systems used for flat panel display manufacturing. Established in 1990, LCD began shipments of its proprietary LPCVD systems for polysilicon-on-glass applications for flat panel displays in 1991. LPCVD systems have been sold to a number of leading Japanese and Korean flat panel display manufacturers. The Company believes that the acquisition of LCD has expanded its market presence in Japan. The Company believes that the equipment needs of flat panel or liquid crystal manufacturers and semiconductor manufacturers are similar and appear to be converging as the wafers used in IC manufacturing continue to increase in size.

SPARE PARTS, SERVICE AND SUPPORT

    GaSonics also provides a series of products, including spare parts, retrofits and upgrade kits as well as service, training and support for its growing installed based. Revenue from these sources accounted for approximately 20%, 21% and 20% of the Company's net sales in fiscal 1995, 1996 and 1997, respectively. As both the industry's technology and the Company's systems have become more complex, the Company believes that its customers will increasingly rely on its expertise for service and support. Since the installed base of the Company's equipment has increased and is expected to continue to increase, the Company believes that service and support revenue may also increase in 1998.

CUSTOMERS

    The Company sells its products to leading IC manufacturers and flat panel display manufacturers located throughout the United States, Europe and the Asia/Pacific. Sales to Intel accounted for approximately 20% and 11% of net sales in fiscal 1995 and 1996, respectively. In fiscal 1997, Samsung and Promos Technologies each accounted for approximately 11% of net sales and Intel accounted for approximately 10% of net sales. The Company expects that sales of its products to relatively few customers, particularly Intel, Motorola, Samsung, Siemens and Lucent Technologies will continue to account for a high percentage of its net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Moreover, sales to certain of the Company's customers have decreased as those customers have completed or delayed purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to customer departures from traditional buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could materially adversely affect the Company's business, financial condition and results of operations.

SALES, SERVICE AND CUSTOMER SUPPORT

    The Company believes its sales, service, applications and customer support organizations are critical to its success in establishing and maintaining long-term customer relationships and provide the Company with a competitive advantage in the process equipment market. These relationships are of paramount importance in the semiconductor capital equipment market, as the Company believes that once a semiconductor manufacturer has selected a particular supplier's capital equipment, that manufacturer generally relies upon that equipment for delivering a technology solution against specific device processing requirements and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. The Company's sales, service and applications and customer support organizations develop close working relationships with customers in order to identify their current and future semiconductor equipment requirements and to assist customers in overcoming their technology challenges as they move to fabricating increasingly more complex devices. As a result, the Company believes it is positioned to continue its success in the development, marketing and servicing of products which provide advanced semiconductor manufacturers enabling technology solutions.

    The Company markets, sells and services its products domestically and internationally primarily through its marketing and direct sales and customer support organization including service, applications and process development engineering and logistics personnel. Since the end of fiscal 1993, the Company has established subsidiaries in the U.K., Ireland, France, Israel, Korea and Japan, and branch offices in Italy, Singapore and Taiwan and has staffed these subsidiaries and branches with sales, service, technical support, applications engineering and logistics personnel. During 1997, the Company reduced its dependence on third party representatives to two representatives to sell and service its products in Germany and China. The Company has eight United States sales and service centers located in Austin, Texas; Dallas, Texas; Rockaway, New Jersey; Aloha, Oregon; Mesa, Arizona; Hopewell, New York; Fishkill, New York; and its corporate headquarters in San Jose, California.

    The Company's field service, technical support and applications engineering personnel based throughout the United States, Europe and Asia, directly support domestic and international equipment installations and commissioning, process development, training, spare parts logistics, warranty service and post-warranty contract service. The Company's field service engineers include dedicated site-specific engineers contracted by certain customers, such as Intel, Motorola, Lucent Technologies and Texas Instruments.

    The Company generally offers standard warranty terms for two years on parts and labor on equipment sales. The Company also offers service contracts to its customers for continued maintenance of systems that are not covered by warranty.

    In support of its numerous field support centers located throughout the world, the Company also maintains a headquarters-based customer satisfaction organization. This organization includes advanced technical/product support, a central response center, technical publications, product training, global field resource planning and spare parts logistics and planning. This organization, working in concert with the Company's field sales, service, applications and customer support centers, link customers with the Company's most advanced technical problem solving expertise, with an overall goal of providing quality products and services which meet customer's expectations. In support of the Company's goal, it is preparing to be in compliance with ISO-9001, which requires a strict system of standards used primarily in Europe to measure the Company's ability to achieve certain quality milestones.

    The Company has increased and continues to increase its sales, service, applications and customer support presence in Asia. The Company intends to continue investing significant resources to further penetrate the Asia market. The Company's goal is to develop knowledgeable local sales, service, applications and customer support resources throughout the region to increase communication between the Company and Asian semiconductor manufacturers, reduce response times for sales and support inquiries, and co-develop next generation processes.

    In August 1995, the Company acquired its LCD division in Japan from Kishimoto Sangyo Co. Ltd. of Tokyo, Japan. The LCD division is a manufacturer of LPCVD equipment used for the manufacture of flat panel displays ("FPD's"). FPDs are important components of portable computing and telecommunications devices. FPD or liquid crystal display manufacturing utilizes very similar processes to IC processing. Approximately 90% of the advanced FPDs produced worldwide are manufactured in Japan. This acquisition was intended to enable GaSonics to continue to penetrate this market and to further establish the credibility of GaSonics as a supplier in Japan.

    Subsequent to 1997 fiscal year end, the Company announced that is has established a direct presence in Japan for sales, maintenance and service of the Company's photoresist and residue removal business to better serve its Japanese customers. As a result, the Company will transition out of its relationship with Seki Technotron, which has served as the Company's exclusive distributor, providing sales and field support in Japan since 1995.

BACKLOG

    The Company schedules production of its systems based upon backlog, informal customer commitments and general economic forecasts for its targeted markets. The backlog includes only those customer orders for systems for which the Company has accepted purchase order numbers and assigned shipment dates within twelve months as well as orders for spare parts and service and support of systems. The Company's backlog for its systems, spare parts and service and support was approximately $32.4 million and $32.8 million at the end of fiscal years 1996 and 1997, respectively. Historically, the Company's backlog has fluctuated significantly primarily as a result of the cyclical nature of construction and equipping of new IC fabrication facilities. The equipment requirements of new fabrication facilities cannot be determined with accuracy, and therefore the Company's backlog at any certain date is not indicative of future growth. In addition, the Company's backlog at any particular date is not necessarily representative of actual sales for any succeeding period. Orders are often received and shipped in the same quarter, system delivery schedules can change and have changed, cancellations and rescheduled system orders can occur and have occurred, all orders are subject to cancellation, deferral or rescheduling by the customer with limited or no penalties, and there are potential delays, and there have been delays, in system shipments. The Company has in the past experienced, and will likely continue to experience, cancellations, deferrals and rescheduling of product orders

MANUFACTURING

    The Company's manufacturing strategy is to produce high quality, cost-effective, and reliable systems and assemblies to support on-going and growing requirements for more environmental friendly semiconductor processing equipment. In order to provide the best added value to the customers and to preserve standards in performance, the Company is placing emphasis on in-house system integration and test activities that require proprietary core technology or specialized knowledge and outsourcing routine fabrication and assembly to subcontractors. The performance of subcontractors is monitored through a supply management program to ensure that they comply with quality and on-time expectations. In addition, as part of a continuous quality improvement process, the Company has embarked on a IS9002 certification program for its Plasma products manufacturing facility.

    The Company's principal manufacturing activities include assembly and test work and are conducted at the Company's facility in San Jose, California and in Atsugi City, Japan for the LPCVD business. Assembly includes subassembly and final assembly. Test includes module test and final system test. The system products are integrated and tested in Class 100 to 1000 clean rooms to customers' acceptance criteria prior to shipment. In addition, Class 10 clean rooms simulating a fab environment are available to provide equipment performance demos to customers.

    The Company is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in substantial fines being imposed on the Company, suspension of production, alteration of its manufacturing process or cessation of operations. Such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses to comply with environmental regulations. Any failure by the Company to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject the Company to significant liabilities. To ensure that manufacturing and engineering activities are conducted with heightened awareness on safety and compliance to regulations regarding the use of toxic or other hazardous substances, training programs are conducted on a year round basis for existing and new employees.

    To measure and improve customer satisfaction with the Company's products and service, metrics are developed and measured on a weekly or monthly basis, such as response time, quality, installation discrepancies, on-time, backorders, employee flexibility, and productivity. In addition, the Company has established a Customer Response Center ("CRC") to enhance the response time in providing customers parts and systems support . The CRC has direct access to Manufacturing, Engineering, and other resources to meet urgent and routine requests.

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

    Historically, the Company has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. For fiscal 1995, 1996 and 1997, total research and development expenditures were approximately $12.3 million, $18.0 million and $17.4 million, respectively, and represent approximately 12%, 14% and 14% of the Company's net sales, respectively.

COMPETITION

    The semiconductor capital equipment industry is intensely competitive. A substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular supplier's capital equipment, the manufacturer often relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Accordingly, the Company expects to experience difficulty in selling to a particular customer for a significant period of time if that customer initially selects a competitor's capital equipment. The Company currently has only one principal product line and experiences intense competition worldwide from a number of leading foreign and domestic manufacturers, including Canon, Applied Materials, Inc., Eaton Corporation, Lam Research Corporation, Matrix Semiconductor Systems, Inc., Mattson Technology, Inc., Plasma Systems and MC Electronics, some of which have substantially greater installed bases and greater financial, marketing, technical and other resources than the Company. Certain of the Company's competitors have announced the introduction of, or have introduced, competitive products that offer other technologies and improvements. For example, Applied Materials and Lam Research have introduced modules to their products which remove photoresist using dry chemistry processing and thereby compete with the Company's products. The Company expects its competitors to continue to develop, enhance or acquire competitive products that may offer improved price or performance features. New product announcements, introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems; intense price competition or other factors that could make the Company's systems or technology obsolete or noncompetitive. The Company believes that the industry will continue to be subject to consolidation which will increase the number of larger more powerful companies in the industry sector in which the Company competes. The Company also believes competition will continue from current and new suppliers employing other technologies, such as wet chemistry, traditional dry chemistry and other techniques. This increased competitive pressure could lead to reduced demand and lower prices for the Company's products, thereby materially adversely affecting the Company's operating results.

    The principal competitive elements in dry chemistry processing for photoresist and residue removal and etching are technological innovation, total cost of ownership of the systems, including yield, price, product performance and throughput capability, quality, and reliability, and customer service and support. Although the Company believes that it competes favorably in these areas, competitive product introductions could cause a decline in sales or loss of market acceptance of the Company's existing products. In addition, by virtue of its reliance on sales of advanced dry chemistry processing equipment, the Company could be at a disadvantage compared to certain competitors that offer more diversified product lines.

    The Company believes that to remain competitive it will have to commit significant financial resources to develop new product features and enhancements, to introduce next generation photoresist and residue removal products on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company will face competition from suppliers employing new technologies in order to extend the capabilities of competitive products beyond their current limits or increase their productivity. In addition, increased competitive pressure could lead to intensified price-based competition, resulting in lower prices and margins, which would materially adversely affect the Company's business, financial condition and operating results.

    In addition, Japanese IC process equipment manufacturers dominate the market for certain types of integrated circuits which use the Company's systems. Japanese manufacturers are well-established in the Japanese process equipment market, making it difficult for non-Japanese manufacturers to penetrate the Japanese market. Furthermore, Japanese semiconductor manufacturers have extended their influence outside of Japan by licensing products and process technologies to non-Japanese semiconductor manufacturers. Such licenses could result in a recommendation to use certain semiconductor capital equipment manufactured by Japanese companies. The Company has not established itself as a major competitor in the Japanese market and there can be no assurance that the Company will be able to achieve significant sales to Japanese IC manufacturers or compete successfully in the future.

    LCD's competitors in the LPCVD market include Japan-based companies and Japan-based joint ventures such as Applied Komatsu, Koyo Lindbergh and ULVAC. These competitors manufacture alternative technology systems and they could, at any time, enter the Company's markets with improved technology or with systems that are directly competitive with those of LCD.

INTELLECTUAL PROPERTY RIGHTS

    The Company owns 17 United States patents which expire between 1998 and 2017 and has 5 U.S. patents pending. In addition, the Company has 15 foreign patents which expire between 1998 and 2011 and has applied for 2 additional foreign patents. Certain of these patents were acquired by the Company from Branson International Plasma Corporation ("IPC"). One additional U.S. patent application has been assigned to the Company in connection with the acquisition of LCD. The Company seeks patents when appropriate on inventions resulting from its ongoing research and development and manufacturing activities. The Company also has 7 trademarks and has an additional 2 trademarks pending. Nevertheless, the Company looks primarily for its success from innovation, technological expertise and marketing abilities of its employees rather than from patent, trademark, copyright and other intellectual property rights protection.

    Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that the Company will be able to protect its technology adequately or that competitors will not develop similar technology independently. There can be no assurance that any of the Company's pending patent applications will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. Patents issued to the Company could be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

    As is typical in the semiconductor industry, the Company occasionally receives notices from third parties alleging infringement claims. Although there currently are no pending material claims or lawsuits against the Company regarding any possible infringement claims, there can be no assurance that infringement claims by third parties or claims for indemnification resulting from infringement claims in the future will not be asserted or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights if available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims or enforce its proprietary rights. Such challenges could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations.

EMPLOYEES

    At September 30, 1997, the Company had approximately 487 full-time employees. The Company believes its future success will depend in large part on its ability to attract and retain highly skilled and motivated employees. None of the employees of the Company is covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

ADDITIONAL RISK FACTORS

SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS

    The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future. The Company anticipates that factors continuing to affect its future operating results will include the cyclicality of the semiconductor industry and the markets served by the Company's customers, the timing of significant orders, patterns of capital spending by customers, the proportion of direct sales and sales through distributors, the proportion of international sales to net sales, changes in pricing by the Company, its competitors, customers or suppliers, market acceptance of new and enhanced versions of the Company's products, inventory obsolescence, accounts receivable writeoffs, the mix of products sold, financial systems, procedures and controls, discounts, the timing of new product announcements and releases by the Company or its competitors, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, the Company's ability to produce systems in volume and meet customer requirements, the ability of any customer to finance its purchases of the Company's equipment, changes in overhead absorption levels due to changes in the number of systems manufactured, political and economic instability and lengthy sales cycles. Gross margins have varied and will continue to vary materially based on a variety of factors including the mix and average selling prices of systems sales, the mix of revenues, including service and support revenues, and the costs associated with new product introductions and enhancements and the customization of systems. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would also materially adversely affect the Company's business, financial condition and results of operations. The Company's gross margin and overall gross margin rate has sharply declined from the level attained in prior years, in part, due to start-up inefficiencies associated with new products, competitive pricing pressures, changes in product mix from fewer higher margin rate and mature single chamber products to lower margin rate dual chamber products, products sold by the Company's LCD division in Japan, and other factors. Additionally, sales and earnings for the last half of fiscal 1996 and throughout fiscal 1997 were materially adversely impacted by the current semiconductor business slowdown and, although the Company has and is continuing to attempt to manage its expenses to partially offset the loss of income from the decline in revenue, it is anticipated that this slowdown in the industry will continue into next fiscal year and will continue to have a material adverse effect on the Company's future revenues and operating results. See "Expansion of Operations; Management of Growth" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LIMITED SYSTEM SALES; BACKLOG

    The Company derives a substantial portion of its sales from the sale of a relatively small number of systems which typically range in purchase price from approximately $150,000 to $700,000 for its photoresist removal systems and up to approximately $2.0 million or more for its other products. As a result, the timing of recognition of revenue for a single transaction could continue to have a material adverse effect on the Company's sales and operating results. The Company's backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's sales objectives for that quarter. Moreover, all customer purchase orders are subject to cancellation or rescheduling by the customer with limited or no penalties and, therefore, backlog at any particular date is not necessarily representative of actual sales for any succeeding period. The Company's net sales and operating results for a quarter may depend upon the Company obtaining orders for systems to be shipped in the same quarter that the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during such period. Furthermore, most of the Company's quarterly net sales have recently been realized near the end of the quarter. A delay in a shipment near the end of a particular quarter, due, for example, to an unanticipated shipment rescheduling, to cancellations or deferrals by customers, to unexpected manufacturing difficulties experienced by the Company or to supply shortages, may cause and has caused net sales in a particular quarter to fall significantly below the Company's expectations and materially adversely affect the Company's operating results for such quarter. In addition, significant investments in research and development, capital equipment and customer service and support capability worldwide have resulted in significant fixed costs which the Company has not been able to reduce rapidly as sales goals for a particular period have not been met. Because the Company builds its systems according to forecast, a reduction in customer orders or backlog could present further difficulties regarding the Company's ability to plan production and inventory levels, which could materially adversely impact operating results. The impact of these and other factors on the Company's operating results in any future period cannot be forecasted accurately.See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CYCLICALITY OF SEMICONDUCTOR INDUSTRY

    The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities, which, in turn, depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including systems manufactured and marketed by the Company. The semiconductor industry has experienced significant growth in recent years which has resulted in significant growth in the capital equipment industry. However, beginning in 1996, the semiconductor industry began experiencing a cyclical downturn. The Company has experienced significant delays of new orders and reschedulings of existing orders that have materially adversely affected the Company's results of operations for the last two quarters of fiscal 1996 and all of fiscal 1997 financial results and may materially adversely affect future financial results. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current level of sales. Additionally, the Company anticipates that a significant portion of new orders depend upon demand from IC manufacturers building or expanding large fabrication facilities, and there can be no assurance that such demand will exist. See "Business--Industry Background."

HIGHLY COMPETITIVE INDUSTRY

    The semiconductor capital equipment industry is intensely competitive. A substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, the Company expects to experience difficulty in selling to a particular customer for a significant period of time if that customer selects a competitor's capital equipment. The Company currently has only one principal product line and experiences intense competition worldwide from a number of foreign and domestic manufacturers, including Canon, Applied Materials, Inc., Eaton Corporation, Lam Research Corporation, Matrix Semiconductor Systems, Inc., Mattson Technology, Inc., Plasma Systems and MC Electronics, many of which have substantially greater installed bases and greater financial, marketing, technical and other resources than the Company. One of the Company's competitors, Fusion was recently acquired by Eaton Corporation, a very large corporation. The Company believes that the industry will continue to be subject to consolidation which will increase the number of larger more powerful companies in the industry sector in which the Company competes. Certain of the Company's competitors have announced the introduction of, or have introduced or acquired, competitive products that offer other technologies and improvements. Applied Materials and Lam Research have introduced and currently sell modules to their products which remove photoresist using dry chemical processing and, therefore, compete with the Company's products. The Company expects its competitors to continue to develop enhancements to and future generations of competitive products that may offer improved price or performance features. New product introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems in addition to intense price competition or otherwise make the Company's systems or technology obsolete or noncompetitive. In addition, by virtue of its reliance on sales of advanced dry chemistry processing equipment, the Company could be at a disadvantage compared to certain competitors that offer more diversified product lines. The Company believes that it will continue to face competition from current and new vendors employing other technologies, such as wet chemistry, traditional dry chemistry and other ashing techniques, as such competitors attempt to extend the capabilities of their existing products. Increased competitive pressure has led to reduced demand and lower prices for the Company's products, thereby materially adversely affecting the Company's operating results. There can be no assurance that the Company will be able to compete successfully in the future. See "Business--Competition."

    Competitors of the Company's LCD division in Japan include Japan-based companies and Japan-based joint ventures such as Applied Komatsu, Koyo Lindbergh and ULVAC. These competitors manufacture alternative technology systems and they could, at any time, enter the Company's markets with improved technology or with systems that are directly competitive with those of the Company's LCD division.

DEPENDENCE ON KEY CUSTOMERS

    Historically, the Company has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to the Company's ten largest customers in fiscal 1995, 1996 and 1997 accounted for approximately 68%, 51% and 66% of net sales, respectively. Sales to Intel accounted for approximately 20% and 11% of net sales in fiscal 1995 and 1996, respectively. In fiscal 1997, Samsung and Promos Technologies each accounted for approximately 11% of net sales and Intel accounted for approximately 10% of net sales. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Moreover, sales to certain of its customers have decreased as those customers have completed or delayed purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, could materially adversely affect the Company's business, financial condition and results of operations. The Company's ability to increase or maintain current sales levels in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance. See "Business--Customers."

EXPANSION OF OPERATIONS; MANAGEMENT OF GROWTH

    The Company has undergone a period of rapid growth. From 1993 though mid 1996, the Company had significantly increased the scale of its operations to support increased sales levels and has expanded its operations to address critical infrastructure requirements, including the hiring of additional personnel, commencement of independent operations in the United Kingdom, Ireland, France, Italy, Korea, Japan, Singapore, Taiwan and Israel and significant investments in research and development to support product development. The Company's expansion has resulted in significantly higher operating expenses and due to the recent slowdown in new orders, it is anticipated that the Company's future operating results will be materially adversely affected though at least 1998.

    The past growth in the Company's sales and expansion in the scope of its operations has placed a considerable strain on its management, financial and other resources and has required the Company to initiate an extensive reevaluation of its operating and financial systems, procedures and controls. The Company implemented new management information, manufacturing and cost accounting systems during the second quarter of fiscal 1997. There can be no assurance, however, that any existing or new systems, procedures or controls will be adequate to support the Company's operations or that its new systems will be implemented in a cost-effective and timely manner.

RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION

    The semiconductor manufacturing industry is subject to rapid technological change and new product introductions and enhancements. The Company's ability to be competitive will depend in part upon its ability to develop new and enhanced systems and to introduce these systems at competitive prices and in a timely and cost effective manner to enable customers to integrate the systems into their operations either prior to or upon commencement of volume product manufacturing. In addition, new product introductions or enhancements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure has led to intensified price-based competition resulting in lower prices and margins, which has and could continue to materially adversely affect the Company's business, financial condition and results of operations. Any success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, effective sales and marketing and product performance in the field. In particular, the Company's future performance will depend in part upon the successful commercialization of the VHP, LPCVD systems and the Millennia 300mm systems. There can be no assurance that any such product will achieve any significant revenues or contribute to any profitability of the Company. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the type of ICs under development by leading IC manufacturers and the equipment required to produce such ICs. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

    Because of the large number of components in, and the complexity of, the Company's systems, significant delays can occur between a system's initial introduction and the commencement of volume production. As is typical in the semiconductor capital equipment market, the Company has been experiencing delays from time to time in the introduction of, and certain technical and manufacturing difficulties with, certain of its systems and enhancements and may continue to experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. The Company's inability to complete the development or meet the technical specifications of any of its new systems or enhancements or to manufacture and ship these systems or enhancements in volume and in a timely manner would materially adversely affect the Company's business, financial condition and results of operations as well as its customer relationships. In addition, the Company may incur substantial unanticipated costs to ensure the functionality and reliability of its future product introductions early in the product's life cycle. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expenses may result, which events could materially adversely affect the Company's business, financial condition and results of operations. See "Business--Research and Development."

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

RISKS ASSOCIATED WITH THE JAPANESE MARKET

    The Company believes that increased penetration of the Asia Pacific market, particularly Japan, will be essential to its future financial performance. The Company has sold a relatively few number of systems to Japanese semiconductor manufacturers. Sales in Japan accounted for approximately 2% of the Company's total net sales in fiscal 1995 and 9% of total net sales in both fiscal 1996 and fiscal 1997. To date, for its photoresist business, the Company has not fully developed a customer service and support capability in Japan and remains at a disadvantage in selling, servicing and supporting such products in Japan. The Japanese semiconductor market (including fabrication plants operated outside of Japan by Japanese semiconductor manufacturers) represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and has been difficult for non-Japanese companies to penetrate. Furthermore, the licensing of products and process technologies by Japanese semiconductor manufacturers to non-Japanese semiconductor manufacturers could result in a recommendation to use certain semiconductor capital equipment manufactured by Japanese companies. Late in fiscal 1995, the Company acquired its LCD division in Japan, but there can be no assurance that this company will enable the Company to penetrate the photoresist removal market in Japan. In addressing this market, the Company is at a distinct competitive disadvantage compared to leading Japanese suppliers, many of which have long-standing collaborative relationships with Japanese semiconductor manufacturers. In addition, since 1992, Japanese semiconductor manufacturers have substantially reduced their levels of capital spending on new fabrication facilities and equipment, thereby increasing competitive pressures in the Japanese market. Although the Company is investing significant resources and has established a direct presence in Japan which has significantly increased operating expenses, there can be no assurance that the Company will be able to achieve significant sales to the Japanese semiconductor market. See "Business--Sales, Service and Customer Support."

INTERNATIONAL SALES

    International sales accounted for 40%, 54% and 55% of net sales in fiscal years 1995, 1996 and 1997, respectively. The Company has established independent operations in the United Kingdom, France, Italy, Korea, Japan, Singapore, Taiwan and during the third quarter of fiscal 1997, established subsidiaries in Israel and Ireland. The Company anticipates that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rates, foreign currency fluctuations, tariffs and other barriers, political and economic instability, potentially adverse tax consequences, natural disasters, outbreaks of hostilities, difficulties in accounts receivable collection, extended payment terms, difficulties in managing distributors or representatives and difficulties in staffing and managing foreign subsidiary and branch operations. The Company is also subject to the risks associated with the imposition of legislation and import and export regulations. The Company cannot predict whether tariffs, quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Sales, Service and Customer Support."

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

    As is typical in the semiconductor industry, the Company occasionally receives notices from third parties alleging infringement claims. Although there are currently no pending material claims or lawsuits against the Company regarding any possible infringement claims, there can be no assurance that infringement claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future or that such assertions, if proven to have merit, will not materially adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights if available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims or enforce its proprietary rights. Such challenges could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations. See "Business--Intellectual Property Rights."

SOLE OR LIMITED SOURCES OF SUPPLY; RELIANCE ON SUBCONTRACTORS; COMPLEXITY IN
  MANUFACTURING PROCESS

    Certain components, subassemblies and services necessary for the manufacture of the Company's systems are obtained from a sole supplier or a limited group of suppliers. Specifically, the Company relies on three companies for supply of the robotics used in its products, two other companies for microwave power supplies, and one company for microwave applicators used in all of its ashing systems. The Company's LCD division in Japan is heavily dependent on one key supplier for quartz and ceramic fabrication and is seeking alternative sources. The Company is exploring alternative sources or technology. In addition, the Company has been establishing longer term contracts with these suppliers to mitigate the potential risks of inadequate supply of required components and control over pricing and timely delivery of components and subassemblies. However, the Company is relying increasingly on outside vendors to manufacture certain components and subassemblies. The Company's reliance on sole or a limited group of suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components and subassemblies. Because the manufacture of certain of these components and subassemblies is an extremely complex process and requires long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur in the future. Certain of the Company's suppliers have relatively limited financial and other resources. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative suppliers or to manufacture such components internally could delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Manufacturing."

FUTURE ACQUISITIONS

    In August 1995, the Company acquired its liquid crystal display division in Japan (formerly called Tekisco). In the future, the Company may pursue acquisitions of additional product lines, technologies or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. From time to time, the Company has engaged in preliminary discussions with third parties concerning potential acquisitions of product lines, technologies and businesses; however, there are currently no agreements with respect to any acquisition. In the event that such an acquisition does occur, there can be no assurance as to the effect thereof on the Company's business, financial condition or operating results.

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

CONCENTRATION OF OWNERSHIP; EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

    As of September 30, 1997, the Company's officers, directors and members of their families that may be deemed affiliates of such persons owned approximately 21.8% of the Company's outstanding shares of Common Stock. Accordingly, these stockholders will be able to significantly influence the election of the Company's directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how other stockholders of the Company may vote. Such a high level of ownership by such persons or entities may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. Certain provisions of the Company's Certificate of Incorporation, 1994 Stock Option/ Stock Issuance Plan, Bylaws and Delaware law may also discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the ability of the Company's Board of Directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company.

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

    The Company also leases seven sales and support offices in the United States in Austin, Texas; Dallas, Texas; Rockaway, New Jersey; Aloha, Oregon; Mesa, Arizona; Hopewell, New York; and Fishkill, New York under leases with terms of one to three years.

    Additionally, the Company leases sales and support offices in Korea, Japan, Scotland, Singapore and Taiwan and Israel. Lease terms vary from two to ten years.

    The Company also leases two facilities totaling approximately 34,000 square feet in Japan which is dedicated to the Company's LCD division. One of the facilities totaling approximately 20,000 square feet is used for administration, marketing and sales, customer service and support, manufacturing and research and development. The lease on this facility expires September 30, 2000. The other facility totaling approximately 14,000 square feet was acquired in December 1995 to expand production capability. The lease on this facility expires December 31, 1998.

    The Company believes that its existing facilities will adequately meet its anticipated requirements for the next twelve months and that suitable additional or substitute space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the Company's fiscal fourth quarter ended September 30, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are as follows:

NAME                         AGE                                 POSITION
-----------------------      ---      ---------------------------------------------------------------
Monte M. Toole.........          66   Chairman of the Board
Dave Toole.............          42   Chief Executive Officer, President and Director
Avner Shelem...........          44   Vice President, General Manager, Engineering and Operations
Terry Gibson...........          44   Vice President, Finance and Chief Financial Officer
Bill Alexander.........          41   Vice President, Worldwide Sales and Field Operations

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

    DAVE TOOLE became the Company's President in May 1993 and the Companys' Chief Executive Officer on December 31, 1994. In addition, Mr. Toole served as the Company's Chief Operating Officer from

May 1993 to December 1994. Prior to that time, Mr. Toole served as the Company's Vice President, Sales and Marketing from October 1986 to April 1989 and has served as a Director since April 1979. Mr. Toole also served as the Company's Vice President and General Manager from April 1989 to May 1991 and as Vice President, Commercial Operations from May 1991 to May 1993. Mr. Toole has held various other positions in purchasing, manufacturing, marketing and sales since joining the Company in 1979. Prior to 1979, Mr. Toole was employed by Advanced Micro Devices, a semiconductor manufacturer.

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

    TERRY GIBSON became the Company's Vice President, Finance and Chief Financial Officer in May 1996. Before joining GaSonics, Mr. Gibson had been employed by Lam Research Corporation since 1991 where he served as Vice President, Corporate Controller. From 1990 to 1991, Mr. Gibson was the Corporate Controller at Silicon Valley Group and from 1989 to 1990 served as Corporate Controller of Flextronics, Inc. From 1983 to 1989, Mr. Gibson held various financial management positions at National Semiconductor and prior to that began his career with the independent public accounting firm of Deloitte, Haskins and Sells.

    BILL ALEXANDER joined the Company as Vice President, Worldwide Sales and Field Operations in August 1997. Prior to joining GaSonics, Mr. Alexander was employed by Tencor Corporation (now KLA-Tencor Corporation) from November 1996 to August 1997 where he served as Vice President of Asia-Pacific Operations. From 1993 to 1996 he first served as Director of Asia Operations and later as Vice President of International Operations with Watkins-Johnson Company and from 1990 to 1993 held senior sales and marketing positions at Lam Research Corporation. From 1981 to 1990, Mr. Alexander held various management positions with Watkins-Johnson Company, Innovus Corporation, VLSI Technology and FMC Corporation.

    The executive officers serve at the discretion of the Board of Directors, until their successors are appointed. No family relationships exist among the officers and directors, except Monte Toole and Dave Toole are father and son.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The information required by this Item is incorporated by reference from page 22 of the Company's 1997 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this Item is incorporated by reference from page 22 of the Company's 1997 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by this Item is incorporated by reference from pages 23-27 of the Company's 1997 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Report of Independent Public Accountants and consolidated financial statements required by this Item are incorporated by reference from pages 28-43 of the Company's 1997 Annual Report to Stockholders.

                                    PART III

    Certain information required by Part III is omitted from this Report in that the Registrant intends to file with the Commission a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held March 6, 1998 ( the "Proxy Statement") and the information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Company's directors required by this Item is incorporated by reference from the section captioned "Election of Directors" in the Proxy Statement. The information required by this item relating to the Company's executive officers is included under the caption "Executive Officers of the Registrant" in Part I of this Report on Form 10-K. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Exchange Act" in the proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the Proxy Statement under the caption "Executive Compensation and Related Information".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference from the Proxy Statement under the caption "Election of Directors" and "Ownership of Securities".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference from the Proxy Statement under the caption "Certain Transactions".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report on Form 10-K:

        (1) Financial Statements

            The following consolidated financial statements of GaSonics International Corporation are set forth in the Company's 1997 Annual Report to the Stockholders and are incorporated by reference hereto in Item 8:

                                                                        ANNUAL REPORT
                                                                         PAGE NUMBER
                                                                       ---------------
Consolidated Balance Sheets--September 30, 1997 and 1996.............            28
Consolidated Statements of Operations--Years Ended September 30,
  1997, 1996 and 1995................................................            29
Consolidated Statements of Stockholders' Equity--Years Ended
  September 30, 1997, 1996 and 1995..................................            30
Consolidated Statements of Cash Flows--Years Ended September 30,
  1997, 1996 and 1995................................................            31
Notes to Consolidated Financial Statements...........................         32-42
Report of Independent Public Accountants.............................            43

        (2) Financial Statement Schedules

            The following consolidated financial statement schedule is included herein:

                                                                         PAGE NUMBER
                                                                       ---------------
Report of Independent Public Accountants on Schedule.................            27
Schedule II--Valuation and Qualifying Accounts.......................            28

    Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

        (3) Exhibits

            The following exhibits are referenced or included in this report:

  EXHIBIT                                                 DESCRIPTION
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

       2.4(5) Stock Purchase Agreement dated as of July 30, 1995 between the Registrant and Kishimoto Sangyo Co.
               Ltd.

       2.5(5) Commission Agreement dated as of July 30, 1995 between the Registrant and Kishimoto Sangyo Co. Ltd.

       3.1(1) Certificate of Incorporation of the Registrant

       3.2(1) Bylaws of the Registrant

       3.3(10) Amended and Restated Bylaws of the Registrant

  EXHIBIT                                                 DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
       4.1(1) Form of Common Stock Certificate

      10.1(1) Form of Indemnification Agreement between the Company and each of its officers and directors

      10.2(11) 1994 Stock Option/Stock Issuance Plan and forms of agreements thereunder, as amended and restated
               effective December 17, 1996

      10.3(11) 1994 Employee Stock Purchase Plan, as amended and restated effective December 17, 1996

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

      10.19(8) Continuing Guarantee Agreement dated July 31, 1995, executed by the Registrant in favor of the Bank of Tokyo, Ltd.

      10.20(9) Loan Agreement dated March 4, 1996 between Registrant and Union Bank

      10.21(11) Loan Agreement dated March 4, 1997 between Registrant and Union Bank

  EXHIBIT                                                 DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
      10.22(12) Loan Agreement dated May 1, 1997 between Registrant and Bank of Tokyo-Mitsubishi

      13     Annual Report to Stockholders for the year ended September 30, 1997
               Such Annual Report, except for those portions that are expressly incorporated herein by reference, is furnished for the information of the Securities and Exchange Commission and is not to be deemed as filed as a part of this Form 10-K

      16.1(1) Letter from Ernst & Young dated March 8, 1994 regarding the change in the Certifying Accountant of the Registrant

      21.1   List of Subsidiaries of the Registrant

      23.1   Consent of Independent Public Accountants

      24.1   Power of Attorney (Included on signature page)

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

  (6) Incorporated by reference to an exhibit in Registrant's Registration Statement on Form S-1 (File No.33-74872) declared effective with the Securities and Exchange Commission on March 21, 1994.

  (7) Incorporated by reference to an exhibit in Registrant's Registration Statement on Form S-1 (File No.33-89636) declared effective with the Securities and Exchange Commission on March 9, 1995.

  (8) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.

  (9) Incorporated by reference to an exhibit included in Registrant's Report on Form 10-Q for the quarter ended March 31, 1996.

 (10) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996

 (11) Incorporated by reference to an exhibit included in Registrant's Report on Form 10-Q for the quarter ended March 31, 1997

 (12) Incorporated by reference to an exhibit included in Registrant's Report on Form 10-Q for the quarter ended June 30, 1997

      (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the fourth quarter ended September 30, 1997.

      (c) Exhibits. See list of exhibits under (a) (3) above.

      (d) Financial Statement Schedules. See list of schedules under (a) (2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 22, 1997        GASONICS INTERNATIONAL CORPORATION

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated below:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ MONTE M. TOOLE
------------------------------  Chairman of the Board of     December 22, 1997
        Monte M. Toole            Directors

                                Chief Executive Officer,
        /s/ DAVE TOOLE            President and Director
------------------------------    (Principal Executive       December 22, 1997
          Dave Toole              Officer)

                                Vice President, Finance
     /s/ TERRY R. GIBSON          and Chief Financial
------------------------------    Officer (Principal         December 22, 1997
       Terry R. Gibson            Financial and Accounting
                                  Officer)

   /s/ KENNETH L. SCHROEDER
------------------------------  Director                     December 22, 1997
     Kenneth L. Schroeder

  /s/ F. JOSEPH VAN POPPELEN
------------------------------  Director                     December 22, 1997
    F. Joseph Van Poppelen

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To GaSonics International Corporation:

    We have audited in accordance with generally accepted auditing standards, the financial statements included in GaSonics International Corporation's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 27, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index under item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

San Jose, California
October 27, 1997

                                                                     SCHEDULE II

                       GASONICS INTERNATIONAL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                      BALANCE AT    CHARGED TO   CHARGED TO                  BALANCE
                                                     BEGINNING OF    COSTS AND      OTHER                    AT END
DESCRIPTIONS                                            PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS    OF PERIOD
---------------------------------------------------  -------------  -----------  -----------  -----------  -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Years Ended September 30,:
  1995.............................................    $     288     $     179    $      --    $      98    $     369
  1996.............................................    $     369     $     240    $       2    $      --    $     611
  1997.............................................    $     611     $   4,637    $   2,645    $   7,173    $     720

INVENTORY RESERVES
Years Ended September 30,:
  1995.............................................    $   1,201     $   1,212    $      --    $     851    $   1,562
  1996.............................................    $   1,562     $   2,266    $      --    $   1,593    $   2,235
  1997.............................................    $   2,235     $   1,725    $      --    $   1,138    $   2,822