Form 10-Q
period 1997-12-31
GASONICS INTERNATIONAL CORP
filed 1998-02-10
CIK 918647

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)


/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997
                                 -----------------

                                        OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________ to _______________________

                   Commission file number:    0-23372

                      GASONICS INTERNATIONAL CORPORATION
                      ----------------------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                         94-2159729
-------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)



     2540 Junction Avenue, San Jose, California                         95134
-----------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  (408) 570-7000
                                                    --------------   --------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X    No
                                                   ---     ---

     At February 4, 1998, there were 14,029,901 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                      GASONICS INTERNATIONAL CORPORATION
                                   FORM 10-Q

                                     INDEX


                                                                                       PAGE NO.
                                                                                       --------
PART I.  FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of December 31, 1997
                  and September 30, 1997                                                     3

                  Condensed Consolidated Statements of Operations for the three
                  month periods ended December 31, 1997 and 1996                             4

                  Condensed Consolidated Statements of Cash Flows for the three
                  month periods ended December 31, 1997 and 1996                             5

                  Notes to Condensed Consolidated Financial Statements                       6
Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  9


PART      II.  OTHER INFORMATION

Item 1.           Legal Proceedings                                                         22

Item 2.           Changes in Securities                                                     22

Item 3.           Defaults Upon Senior Securities                                           22

Item 4.           Submission of Matters to a Vote of Securityholders                        22

Item 5.           Other Information                                                         22

Item 6.           Exhibits and Reports on Form 8-K                                          22

SIGNATURES                                                                                  23

Exhibit Index                                                                               24


PART I .  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      GASONICS INTERNATIONAL CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)


                                                           DEC. 31,                    Sept. 30,
ASSETS                                                      1997                         1997
                                                       ----------------              --------------
                                                          (UNAUDITED)
Current assets:
     Cash and cash equivalents                            $  8,065                     $ 13,307
     Marketable securities                                  13,753                       11,577
     Trade accounts receivable, net                         33,314                       28,315
     Inventories                                            28,206                       27,075
     Net deferred tax asset                                  4,868                        4,868
     Prepaid expenses and other current assets               3,271                        2,617
                                                       ----------------              --------------
          Total current assets                              91,477                       87,759

Property and equipment, net                                 15,102                       14,941
Deposits and other assets                                    1,552                        1,682
                                                       ----------------              --------------
          Total assets                                    $108,131                     $104,382
                                                       ----------------              --------------
                                                       ----------------              --------------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under credit facility                     $    939                     $  2,036
     Accounts payable                                        8,175                        6,812
     Income taxes payable                                    3,917                        3,054
     Accrued expenses                                       12,828                       12,886
                                                       ----------------              --------------
          Total current liabilities                         25,859                       24,788
                                                       ----------------              --------------

Long-term liabilities                                          356                          401
                                                       ----------------              --------------
Stockholders' equity:
     Common stock and
          additional paid-in capital                        36,461                       35,847
     Subscription receivable                                    --                         (100)
     Retained earnings                                      45,455                       43,446
                                                       ----------------              --------------
          Total stockholders' equity                        81,916                       79,193
                                                       ----------------              --------------
          Total liabilities and stockholders' equity      $108,131                     $104,382
                                                       ----------------              --------------
                                                       ----------------              --------------

                            See accompanying notes.

                      GASONICS INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                 (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                            ----------------------
                                                              1997          1996
                                                            ----------------------
       Net sales                                            $32,851        $29,686
       Cost of sales                                         17,415         17,024
                                                            -------        -------
            Gross margin                                     15,436         12,662
                                                            -------        -------
       Operating expenses:
            Research & development                            5,037          4,089
            Selling, general & administrative                 7,521          7,199
                                                            -------        -------
                 Total operating expenses                    12,558         11,288
                                                            -------        -------
            Operating income                                  2,878          1,374

        Other income (expense), net                             126             55
                                                            -------        -------
            Income before provision for income taxes          3,004          1,429

            Provision for income taxes                          995            500
                                                            -------        -------
       Net income                                           $ 2,009        $   929
                                                            -------        -------
                                                            -------        -------
       Net income per share - Basic (see Note 5)            $  0.14        $  0.07
                                                            -------        -------
                                                            -------        -------
       Net income per share - Diluted (see Note 5)          $  0.14        $  0.07
                                                            -------        -------
                                                            -------        -------
       Weighted average common shares                        13,918         13,480
                                                            -------        -------
                                                            -------        -------
       Weighted average common &
       common equivalent shares                              14,493         13,670
                                                            -------        -------
                                                            -------        -------

                            See accompanying notes.

                      GASONICS INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                   ----------------------------------
                                                                                       1997                 1996
                                                                                   -------------        -------------
Cash flows from operating activities:
        Net cash (used for) provided by operating activities                        $    (1,594)         $     1,235
                                                                                   --------------       -------------

Cash flows from investing activities:
     Purchases of property & equipment                                                   (1,090)              (1,018)
     (Increase) Decrease in marketable securities                                        (2,176)                 974
                                                                                   --------------       --------------
        Net cash used for investing activities                                           (3,266)                 (44)
                                                                                   --------------       --------------

Cash flows from financing activities:
     Decrease in borrowings under credit facility                                        (1,097)                   -
     Proceeds from issuance of common stock                                                 715                  731
                                                                                   --------------       -------------
        Net cash (used for) provided by financing activities                               (382)                 731
                                                                                   --------------       -------------

Net (decrease) increase in cash and cash equivalents                                     (5,242)               1,922
Cash & cash equivalents at beginning of period                                           13,307               11,774
                                                                                   --------------       -------------
Cash & cash equivalents at end of period                                            $     8,065          $    13,696
                                                                                   --------------       -------------
                                                                                   --------------       -------------

                                              See accompanying notes.

                      GASONICS INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year. Such financial statements should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

2.  INVENTORIES

Inventories consist of the following (in thousands):

                                                            Dec. 31,              September 30,
                                                              1997                    1997
                                                       -------------------     --------------------
                                                          (unaudited)
                Raw Materials                           $          14,714       $           13,919
                Work in Process                                     7,015                    6,809
                Finished Goods                                      6,477                    6,347
                                                       -------------------     --------------------
                                                        $          28,206       $           27,075
                                                       -------------------     --------------------
                                                       -------------------     --------------------

3.  NET INCOME PER SHARE

Net income per share data has been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options (using the treasury stock method).

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which simplifies and replaces the standards for computing earnings per share previously found in Accounting Principles Board Opinion ("APB") No.
15. SFAS No. 128 requires companies to compute under two different methods, basic and diluted earnings per share, and to disclose the methodology used for the calculation. All prior period earnings per share data presented have been restated to conform to the requirements under SFAS No. 128.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, FASB issued SFAS No. 129, "Disclosure of Information about Capital Structures", which will be adopted by the Company in fiscal 1999. The adoption of SFAS No. 129 is not anticipated to have a material impact on the financial statement disclosures of the Company.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" both of which will be adopted by the Company in fiscal 1999. SFAS No. 130 requires companies to disclose certain information regarding the nature and amounts of comprehensive income included in the financial statements. SFAS No. 131 requires companies to disclose certain information about operating segments within their business. The Company does not anticipate that SFAS No. 130, or SFAS No. 131, will have a material impact on its consolidated financial statement disclosures.

5.  RECONCILIATION OF EARNINGS AND SHARE AMOUNTS USED IN EPS CALCULATION

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the three months ended December 31, 1996 and 1997, were calculated using the treasury stock method to compute the weighted average common stock outstanding. As a result, the Company's reported earnings per share for fiscal 1997 were restated. There has been no impact on reported earnings per share (EPS) data when compared to basic and diluted earnings per share calculated under the provisions of SFAS No. 128 for the three month period ended December 31, 1996.

---------------------------------------------------------------------------------------------------------------------
                                                                                                       PER SHARE
                                                                                                       ---------
         FOR THE THREE MONTHS ENDED DEC. 31, 1996                INCOME              SHARES              AMOUNT
                                                                 ------              ------              ------
---------------------------------------------------------------------------------------------------------------------
Net Income                                                    $       929,000

BASIC EARNINGS PER SHARE
Income available to common stockholders                       $       929,000           13,480,000            $ 0.07

Effect of Dilutive Securities:
Options issued to purchase Common stock                                                    190,000
DILUTIVE EARNINGS PER SHARE
Income available to common stockholders                       $       929,000           13,670,000            $ 0.07

---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
                                                                                                       PER SHARE
                                                                                                       ---------
         FOR THE THREE MONTHS ENDED DEC. 31, 1997                INCOME              SHARES              AMOUNT
                                                                 ------              ------              ------
---------------------------------------------------------------------------------------------------------------------

Net Income                                                    $     2,009,000

BASIC EARNINGS PER SHARE
Income available to common stockholders                       $     2,009,000           13,918,000            $ 0.14

Effect of Dilutive Securities:
Options issued to purchase Common stock                                                    575,000
DILUTIVE EARNINGS PER SHARE
Income available to common stockholders                       $     2,009,000           14,493,000            $ 0.14

---------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of historical facts, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, future sales, gross margins, the anticipated increase in inventories and operating expenses and the sufficiency of financial resources to support operations, and are subject to the Safe Harbor provisions created by that statute. Such statements are based on current expectations that involve inherent risks and uncertainties, including those discussed below and under the heading "Additional Risk Factors", that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to any forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes to the Condensed Financial Statements presented in the Company's 1997 Annual Report on Form 10-K, available upon request, for a more complete understanding of the Company's financial position, business and results of operations.

RESULTS OF OPERATIONS

NET SALES for the first quarter of fiscal 1998 ended December 31, 1997, increased 10.7% to $32.9 million compared to net sales for the same quarter in fiscal 1997 of $29.7 million. The increase in sales was principally due to the sales of the Company's plasma based systems, particularly the single chamber photoresist removal systems and improved spares and service revenues. The increased sales of single chamber systems was due to customer demand in the North American and European markets. Other contibuting factors were the Company's continued global penetration of its high-productivity Performance Enhancement Platform (PEP) system and the adoption of its integrated clean strategy for the process steps between etch and deposition.

Sales to customers in North America, Europe and the Pacific Rim accounted for approximately 52%, 26% and 22% of net sales, respectively, for the three month period ended December 31, 1997, compared to approximately 29%, 18% and 53% respectively, for the three month period ended December 31, 1996.

GROSS MARGIN as a percentage of net sales for the first quarter of fiscal 1998 was 47% compared to 43% for the same period of fiscal 1997. The increase in gross margin percentage for the three month period was due primarily to the increased volume of single chamber systems, which have higher margins than other systems of the Company, the success of continued product cost reduction activities, improvements in manufacturing absorption and improved utilization of field service operations. The Company's gross margin as a percentage of net sales is affected by a variety of other factors, including the mix and average selling prices of products sold and the costs to manufacture, service and support new product introductions and enhancements. The Company expects that its gross margin may be materially adversely impacted by inefficiencies associated with new product introductions, sales of lower margin PEP systems and flat panel display equipment products, competitive pricing pressures, the general slowdown in the semiconductor industry, the economic troubles currently being experienced by many companies in Asian countries, including some of the Company's major markets such as Japan and Korea, changes in product mix and other factors including those referred to above. The Company will continue to focus on its gross margin improvement programs, including the introduction of new value-added applications, features and options on the PEP systems, targeted cost reduction programs and controlled spending.

RESEARCH AND DEVELOPMENT EXPENDITURES for the first quarter of fiscal 1998 were $5.0 million or 15.3% of net sales compared to $4.1 million or 13.8% of net sales for the first quarter of fiscal 1997. Research and development expenses consist primarily of salaries, project materials, consultant fees and other costs associated with the Company's research and development efforts. The increased spending is due to the Company's investments in the development of the Millennia 300mm platform as well as in advanced cleaning applications and in LCD product development. The Company anticipates that research and development spending in absolute dollars may increase in subsequent quarters due, in part, to the continued emphasis placed by the Company on new product development, particularly on 300mm and new applications including post etch residue removal.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the first quarter of fiscal 1998 were $7.5 million or 22.9% of net sales compared to $7.2 million or 24.3% of net sales for the first quarter of fiscal 1997. The increase in absolute dollars from the corresponding period last year is primarily due to higher third party commissions which are payable on a significant portion of the international sales and increased information systems costs. Third party commissions can fluctuate significantly in any period depending on the mix of domestic versus foreign sales that are subject to third party commissions. International sales accounted for approximately 48% of the net sales for the first quarter of fiscal 1998 as compared to 71% of net sales for the same quarter of fiscal year 1997. However, in the first quarter of fiscal 1997, a significant portion of the international sales were not subject to third party commissions. The Company has and is continuing to build a worldwide direct sales and support organization which is decreasing the Company's dependence on third party representatives for these services. Consequently, third party commissions in some regions have been eliminated or reduced. Although the Company has taken steps to manage its spending, it anticipates that selling, general and administrative spending may increase in absolute dollars in subsequent quarters.

OTHER INCOME AND EXPENSES primarily consists of interest income and expense and foreign currency translation loss. Interest expense of approximately $9,000 for the first quarter of fiscal 1998 as compared to $11,000 for the same three month period of fiscal 1997, has occurred as a result of borrowing under a short-term credit facility from the Bank of Tokyo-Mitsubishi made to the Company's wholly-owned subsidiary in Japan, GaSonics International Japan K.K. As of December 31, 1997, borrowings under this loan agreement were 117.3 million yen which is equivalent to approximately $939,000. Interest income from the Company's short-term investments was approximately $268,000 for the first quarter of fiscal 1998 as compared to $205,000 for the corresponding three month period of fiscal 1997. Foreign currency translation losses for the first quarter of fiscal 1998 were approximately $109,000 as compared to approximately $17,000 for the corresponding three month period of fiscal 1997. The increase was due primarily to the current economic climate in many Asian countries.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of fiscal 1998, cash, cash equivalents and marketable securities decreased by $3.1 million to $21.8 million at December 31, 1997 from $24.9 million at September 30, 1997. Operating activities used $1.6 million of cash for the three month period ended December 31, 1997 compared to $1.2 million of cash provided from operations for the corresponding period of fiscal 1997. Cash used by operating activities was principally due to an increase in operations assets and liabilities during the period offset by an increase in net income for the quarter as compared to the same period last fiscal year.

Investing activities for the first three months of fiscal 1998 used cash of approximately $3.3 million resulting from the net purchases of marketable securities of $2.2 million and $1.1 million in purchases of capital equipment. For the first three months of fiscal 1997, $1.1 million was used to purchase capital equipment offset by proceeds of $974,000 from the sale of marketable securities.

Financing activities, primarily from the issuance of common stock in connection with the Company's employee stock purchase and stock option plans, provided $715,000 for the first three months of fiscal 1998 and $731,000 for the same period last year. Additionally, for the first three months of fiscal 1998, $1.1 million was used to reduce the borrowings by GaSonics
International Japan K.K. under their credit facility with the Bank of Tokyo-Mitsubishi.

At December 31, 1997, the Company had working capital of $65.6 million compared to $63.0 million at September 30, 1997. Accounts receivable at December 31, 1997, increased $5.0 million from September 30, 1997, due primarily to higher sales and a greater percentage of shipments occurring late in the quarter as compared to the quarter ending September 30, 1997. Inventory increased $1.1 million from September 30, 1997 to December 31, 1997, primarily due to investments in spare parts inventory and investments in 300mm systems for beta sites and demonstrations. The Company expects future inventory levels to fluctuate from period to period, and believes that because of the relatively long manufacturing cycle of its products, its investment in inventories will continue to represent a significant portion of working capital. As a result of such investment in inventories, the Company may be subject to an increasing risk of inventory obsolescence, which could materially adversely affect the Company's operating results. An increase in accounts receivable also subjects the Company to risks that may materially adversely affect the business, financial condition or results of operations.

The Company's principal sources of liquidity at December 31, 1997, consisted of approximately $8.1 million in cash and cash equivalents, $13.8 million in marketable securities and a $20.0 million unsecured line of credit with Union Bank which was entered into on March 4, 1997. A commercial letter of credit provision of $500,000 and a foreign exchange contract provision of $1.0 million are also provided under the credit line. Available borrowing under the credit line is reduced by the amount of outstanding letters of credit. The line of credit contains certain covenants, including covenants relating to financial ratios and tangible net worth which must be maintained by the Company. As of December 31, 1997, except for $69,193 outstanding under the letter of credit provision, there were no borrowings outstanding under this line, and the Company was in compliance with its bank covenants. The line of credit agreement expires February 28, 1998. On May 1, 1997, GaSonics International Japan K.K. entered into a 300 million yen credit facility with the Bank of Tokyo-Mitsubishi against a promissory note which is secured by a Letter of Guarantee issued by the Company. The credit facility expires on February 28, 1998. As of December 31, 1997, GaSonics International Japan K.K. had borrowed 117.3 million yen available under this credit facility, which is equivalent to approximately $939,000 as of that date. The Company intends to enter into a new agreement or extend the term of the existing line of credit with Union Bank and the overdraft facility in Japan with the Bank of Tokyo-Mitsubishi prior to the due date; however, there can be no assurance that such financing will be available when required or, will be on reasonable terms.

The Company believes anticipated cash flows from operations, funds available under its existing or successor revolving line of credit and separate credit facility and existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's cash requirements during the next twelve months. Beyond the next twelve months, the Company may require additional equity or debt financing to achieve its working capital or capital equipment needs.

ADDITIONAL RISK FACTORS

SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS

The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future. The Company anticipates that factors continuing to affect its future operating results will include the cyclicality of the semiconductor industry and the markets served by the Company's customers, the timing of significant orders, patterns of capital spending by customers, the proportion of direct sales and sales through distributors, the proportion of international sales to net sales, changes in pricing by the Company, its competitors, customers or suppliers, market acceptance of new and enhanced versions of the Company's products, inventory obsolescence, accounts receivable write-offs, the mix of products sold, financial systems, procedures and controls, discounts, the timing of new product announcements and releases by the Company or its competitors, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, the Company's ability to produce systems in volume and meet customer requirements, the ability of any customer to finance its purchases of the Company's equipment, changes in overhead absorption levels due to changes in the number of systems manufactured, political and economic instability and lengthy sales cycles. Gross margins have varied and will continue to vary materially based on a variety of factors including the mix and average selling prices of systems sales, the mix of revenues, including service and support revenues, and the costs associated with new product introductions and enhancements and the customization of systems. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would also materially adversely affect the Company's business, financial condition and results of operations. The Company's gross margin and overall gross margin rate has sharply declined from the level attained in prior years, in part, due to start-up inefficiencies associated with new products, competitive pricing pressures, changes in product mix from fewer higher margin rate and mature single chamber products to lower margin rate dual chamber products, products sold by the Company's liquid crystal display manufacturing equipment (LCD) division in Japan, and other factors. Additionally, sales and earnings for approximately the last two years were materially adversely impacted by the current semiconductor business slowdown and it is anticipated that the slowdown in the industry will continue to have a material adverse effect on the Company's future revenues and operating results.

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

CYCLICALITY OF SEMICONDUCTOR INDUSTRY

The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities, which, in turn, depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including systems manufactured and marketed by the Company. The semiconductor industry has experienced significant growth in recent years which has resulted in significant growth in the capital equipment industry. However, beginning in 1996, the semiconductor industry has experienced a cyclical downturn. The Company has experienced significant delays of new orders and rescheduling of existing orders that have materially adversely affected the Company's financial results during the last two years and may materially adversely affect future financial results. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current level of sales. Additionally, the Company anticipates that a significant portion of new orders depend upon demand from integrated circuit (IC) manufacturers building or expanding large fabrication facilities, and there can be no assurance that such demand will exist.

HIGHLY COMPETITIVE INDUSTRY

The semiconductor capital equipment industry is intensely competitive. A substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, the Company expects to experience difficulty in selling to a particular customer for a significant period of time if that customer selects a competitor's capital equipment. The Company currently has only one principal product line and experiences intense competition worldwide from a number of foreign and domestic manufacturers, including Canon, Applied Materials, Inc., Eaton Corporation, Lam Research Corporation, Matrix Semiconductor Systems, Inc., Mattson Technology, Inc., Plasma Systems and MC Electronics, many of which have substantially greater installed bases and greater financial, marketing, technical and other resources than the Company. One of the Company's competitors, Fusion, was acquired by Eaton Corporation, a very large corporation. The Company believes that the industry will continue to be subject to consolidation which will increase the number of larger more powerful companies in the industry sector in which the Company competes. Certain of the Company's competitors have announced the introduction of, or have introduced or acquired, competitive products that offer other technologies and improvements. Applied Materials and Lam Research have introduced and currently sell modules to their products which remove photoresist using dry chemical processing and, therefore, compete with the Company's products. The Company expects its competitors to continue to develop enhancements to and future generations of competitive products that may offer improved price or performance features. New product introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems in addition to intense price competition or otherwise make the Company's systems or technology obsolete or noncompetitive. In addition, by virtue of its reliance on sales of advanced dry chemistry processing equipment, the Company could be at a disadvantage compared to certain competitors that offer more diversified product lines. The Company believes that it will continue to face competition from current and new vendors employing other technologies, such as wet chemistry, traditional dry chemistry and other ashing techniques, as such competitors attempt to extend the capabilities of their existing products. Increased competitive pressure has led to reduced demand and lower prices for the Company's products, thereby materially adversely affecting the Company's operating results. There can be no assurance that the Company will be able to compete successfully in the future.

Competitors of the Company's LCD division in Japan include Japan-based companies and Japan-based joint ventures such as Applied Komatsu, Koyo Lindbergh and ULVAC. These competitors manufacture alternative technology systems and they could, at any time, enter the Company's markets with improved technology or with systems that are directly competitive with those of the Company's LCD division.

DEPENDENCE ON KEY CUSTOMERS

Historically, the Company has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to the Company's ten largest customers in fiscal 1995, 1996 and 1997 and the first three months of fiscal 1998 accounted for approximately 68%, 51%, 66% and 67% of net sales, respectively. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Moreover, sales to certain of its customers have decreased as those customers have completed or delayed purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, could materially adversely affect the Company's business, financial condition and results of operations. The Company's ability to increase or maintain current sales levels in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance.

EXPANSION OF OPERATIONS; MANAGEMENT OF GROWTH

The Company has undergone a period of rapid growth. Since 1993, the Company had significantly increased the scale of its operations to support increased sales levels and has expanded its operations to address critical infrastructure requirements, including the hiring of additional personnel, commencement of independent operations in the United Kingdom, Ireland, France, Italy, Korea, Japan, Singapore, Taiwan and Israel and significant investments in research and development to support product development. The Company's expansion has resulted in significantly higher operating expenses and until there is a substained upturn in the economic climate of the semiconductor industry resulting in an increased demand for equipment, it is anticipated that the Company's future operating results will continue to be materially adversely affected through at least 1998.

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

RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION

The semiconductor manufacturing industry is subject to rapid technological change and new product introductions and enhancements. The Company's ability to be competitive will depend in part upon its ability to develop new and enhanced systems and to introduce these systems at competitive prices and in a timely and cost effective manner to enable customers to integrate the systems into their operations either prior to or upon commencement of volume product manufacturing. In addition, new product introductions or enhancements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure has led to intensified price-based competition resulting in lower prices and margins, which has and could continue to materially adversely affect the Company's business, financial condition and results of operations. Any success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, effective sales and marketing and product performance in the field. In particular, the Company's future performance will depend in part upon the successful commercialization of the VHP, LPCVD systems and Millennia 300mm systems. There can be no assurance that any such product will achieve any significant revenues or contribute to any profitability of the Company. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the type of ICs under development by leading IC manufacturers and the equipment required to produce such ICs. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

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

RISKS ASSOCIATED WITH THE JAPANESE MARKET

The Company believes that increased penetration of the Asia Pacific market, particularly Japan, will be essential to its future financial performance. The Company has sold a relatively few number of systems to Japanese semiconductor manufacturers. Sales in Japan accounted for approximately 2% of the Company's total net sales in fiscal 1995 and 9% of total net sales in both fiscal 1996 and fiscal 1997 and 4% of total net sales for the first quarter of fiscal 1998. To date, for its photoresist business, the Company has not fully developed a customer service and support capability in Japan and remains at a disadvantage in selling, servicing and supporting such products in Japan. The Japanese semiconductor market (including fabrication plants operated outside of Japan by Japanese semiconductor manufacturers) represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and has been difficult for non-Japanese companies to penetrate. Furthermore, the licensing of products and process technologies by Japanese semiconductor manufacturers to non-Japanese semiconductor manufacturers could result in a recommendation to use certain semiconductor capital equipment manufactured by Japanese companies. Late in fiscal 1995, the Company acquired its LCD division in Japan, but there can be no assurance that this company will enable the Company to penetrate the photoresist removal market in Japan. In addressing this market, the Company is at a distinct competitive disadvantage compared to leading Japanese suppliers, many of which have long-standing collaborative relationships with Japanese semiconductor manufacturers. In addition, since 1992, Japanese semiconductor manufacturers have substantially reduced their levels of capital spending on new fabrication facilities and equipment, thereby increasing competitive pressures in the Japanese market. Although the Company is investing significant resources and is establishing a direct presence in Japan which will significantly increase operating expenses, there can be no assurance that the Company will be able to achieve significant sales to the Japanese semiconductor market.

INTERNATIONAL SALES

International sales accounted for 40%, 54%, 55% and 48% of net sales in fiscal years 1995, 1996, 1997 and the first quarter of fiscal 1998, respectively. The Company has established independent operations in the United Kingdom, Ireland, France, Italy, Korea, Japan, Singapore, Taiwan and Israel. The Company anticipates that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rates, foreign currency fluctuations, tariffs and other barriers, political and economic instability, potentially adverse tax consequences, natural disasters, outbreaks of hostilities, difficulties in accounts receivable collection, extended payment terms, difficulties in managing distributors or representatives and difficulties in staffing and managing foreign subsidiary and branch operations. The Company is also subject to the risks associated with the imposition of legislation and import and export regulations. The Company cannot predict whether tariffs, quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

SOLE OR LIMITED SOURCES OF SUPPLY; RELIANCE ON SUBCONTRACTORS; COMPLEXITY IN MANUFACTURING PROCESS

Certain components, subassemblies and services necessary for the manufacture of the Company's systems are obtained from a sole supplier or a limited group of suppliers. Specifically, the Company relies on three companies for supply of the robotics used in its products, two other companies for microwave power supplies and one company for microwave applicators used in all of its ashing systems. The Company's LCD division in Japan is heavily dependent on one key supplier for quartz and ceramic fabrication. The Company is exploring alternative sources of technology. In addition, the Company has been establishing longer term contracts with these suppliers to mitigate the potential risks of inadequate supply of required components and control over pricing and timely delivery of components and subassemblies. However, the Company is relying increasingly on outside vendors to manufacture certain components and subassemblies. The Company's reliance on sole or a limited group of suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components and subassemblies. Because the manufacture of certain of these components and subassemblies is an extremely complex process and requires long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur in the future. Certain of the Company's suppliers have relatively limited financial and other resources. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and could have a material adverse effect on the Company's business, financial condition and results of operations.

FUTURE ACQUISITIONS

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

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

As of December 31, 1997, the Company's officers, directors and members of their families that may be deemed affiliates of such persons beneficially owned approximately 23% of the Company's outstanding shares of Common Stock. Accordingly, these stockholders will be able to significantly influence the election of the Company's directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how other stockholders of the Company may vote. Such a high level of ownership by such persons or entities may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. Certain provisions of the Company's Certificate of Incorporation, 1994 Stock Option/Stock Issuance Plan, Bylaws and Delaware law may also discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the ability of the Company's Board of Directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company.

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


YEAR 2000 ISSUE

The Company is currently in the process of assessing and testing the software components of its products for year 2000 compliance. There can be no assurance that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company, including repair costs and costs incurred in litigation due to any such defects. Many commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues. Because of the unprecedented nature of such litigation, and the Company's current lack of knowledge as to whether its products are year 2000 compliant, there can be no assurance that the Company will not be materially adversely affected by claims related to year 2000 compliance.

Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal operating systems, which are composed predominantly of third party software and hardware technology.

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

ITEM 5.           OTHER INFORMATION.

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

           (a)    The following exhibits are filed herewith:

                  Exhibit 27              Financial Data Schedule

           (b)    Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      GASONICS INTERNATIONAL CORPORATION
                      (Registrant)




                                                    \s\  Terry R. Gibson
                                                 -------------------------
Date:    February 6, 1998                           By:  Terry R. Gibson
                                                         Vice President, Finance
                                                         Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER                      DESCRIPTION                   SEQUENTIALLY
                                                                  NUMBERED
                                                                  PAGE

27                Financial Data Schedule