Form 10-Q
period 1998-03-31
GASONICS INTERNATIONAL CORP
filed 1998-05-12
CIK 918647

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                   ---------------

                                     FORM 10-Q

(MARK ONE)


/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998
                                --------------

                                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------     --------------------

                    Commission file number:   0-23372
                                             --------

                         GASONICS INTERNATIONAL CORPORATION
                         ----------------------------------
               (Exact name of registrant as specified in its charter)


     Delaware                                         94-2159729
----------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


     2540 Junction Avenue, San Jose, California                    95134
---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code   (408) 570-7000
                                                   ----------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X       No
                                                  -----       -----

     At May 6, 1998, there were 14,045,946 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                          GASONICS INTERNATIONAL CORPORATION
                                      FORM 10-Q

                                        INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of  March 31, 1998
          and September 30, 1997                                             3

          Condensed Consolidated Statements of Operations for the
          three and six month periods ended March 31, 1998 and 1997          4

          Condensed Consolidated Statements of Cash Flows for the six
          month periods ended March 31, 1998 and 1997                        5

          Notes to Condensed Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial Condition       10
          and Results of Operations


PART  II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 24

Item 2.   Changes in Securities                                             24

Item 3.   Defaults Upon Senior Securities                                   24

Item 4.   Submission of Matters to a Vote of Securityholders                24

Item 5.   Other Information                                                 25

Item 6.   Exhibits and Reports on Form 8-K                                  25

SIGNATURES                                                                  26

Exhibit Index                                                               27


PART I .  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         GASONICS INTERNATIONAL CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)


                                                         MAR. 31,     Sept. 30,
                                                          1998          1997
                                                      -----------    ----------
ASSETS                                                (UNAUDITED)
Current assets:
     Cash and cash equivalents                        $  14,022      $  13,307
     Marketable securities                               14,613         11,577
     Trade accounts receivable, net                      21,917         28,315
     Inventories                                         29,650         27,075
     Net deferred tax asset                               4,868          4,868
     Prepaid expenses and other current assets            4,037          2,617
                                                     ----------     ----------
          Total current assets                           89,107         87,759

Property and equipment, net                              14,842         14,941
Deposits and other assets                                 1,454          1,682
                                                     ----------     ----------
          Total assets                               $  105,403     $  104,382
                                                     ----------     ----------
                                                     ----------     ----------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under credit facility                $      442     $    2,036
     Accounts payable                                     6,729          6,812
     Income taxes payable                                 3,286          3,054
     Accrued expenses                                    12,088         12,886
                                                     ----------     ----------
          Total current liabilities                      22,545         24,788
                                                     ----------     ----------

Long-term liabilities                                       312            401
                                                     ----------     ----------
Stockholders' equity:
     Common stock and
          additional paid-in capital                     36,863         35,847
     Subscription receivable                                  -           (100)
     Retained earnings                                   45,683         43,446
                                                     ----------     ----------
          Total stockholders' equity                     82,546         79,193
                                                     ----------     ----------
          Total liabilities and stockholders'
            equity                                   $  105,403     $  104,382
                                                     ----------     ----------
                                                     ----------     ----------


                              See accompanying notes.

                          GASONICS INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)



                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               MARCH 31,                    MARCH 31,
                                                      ------------------------     ----------------------
                                                          1998           1997           1998        1997
                                                      ------------------------     ----------------------
Net sales                                             $  27,616      $  29,592     $  60,467    $  59,278
Cost of sales                                            14,928         16,405        32,343       33,429
                                                      ---------      ---------     ---------    ---------
     Gross margin                                        12,688         13,187        28,124       25,849
                                                      ---------      ---------     ---------    ---------

Operating expenses:
     Research & development                               5,367          4,328        10,404        8,417
     Selling, general & administrative                    7,191          7,124        14,711       14,323
                                                      ---------      ---------     ---------    ---------
          Total operating expenses                       12,558         11,452        25,115       22,740
                                                      ---------      ---------     ---------    ---------

     Operating income                                       130          1,735         3,009        3,109

     Other income and expenses, net                         210            236           336          291
                                                      ---------      ---------     ---------    ---------

     Income before provision for income taxes               340          1,971         3,345        3,400

     Provision for income taxes                             112            690         1,108        1,190
                                                      ---------      ---------     ---------    ---------

Net income                                            $     228      $   1,281     $   2,237    $   2,210
                                                      ---------      ---------     ---------    ---------
                                                      ---------      ---------     ---------    ---------

Net income per share - Basic (see Note 5)             $    0.02      $    0.09     $    0.16    $    0.16
                                                      ---------      ---------     ---------    ---------
                                                      ---------      ---------     ---------    ---------

Net income per share - Diluted (see Note 5)           $    0.02      $    0.09     $    0.15    $    0.16
                                                      ---------      ---------     ---------    ---------
                                                      ---------      ---------     ---------    ---------

Weighted average common shares                           14,027         13,599        13,972       13,539
                                                      ---------      ---------     ---------    ---------
                                                      ---------      ---------     ---------    ---------

Weighted average common &
common equivalent shares                                 14,408         14,275        14,456       14,047
                                                      ---------      ---------     ---------    ---------
                                                      ---------      ---------     ---------    ---------


                          GASONICS INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                          SIX MONTHS ENDED
                                                               MARCH 31,
                                                      -------------------------
                                                          1998          1997
                                                      -----------    ----------
Cash flows from operating activities:
        Net cash provided by (used for) operating
          activities                                  $   6,045       $ (3,052)
                                                      ---------       --------

Cash flows from investing activities:
     Purchases of property & equipment                   (1,817)        (3,238)
     (Increase) decrease in marketable securities        (3,036)         1,679
                                                      ---------       --------
        Net cash used for investing activities           (4,853)        (1,559)
                                                      ---------       --------

Cash flows from financing activities:
     Decrease in borrowings under credit facility        (1,593)             -
     Proceeds from issuance of common stock               1,116          1,452
                                                      ---------       --------
        Net cash provided by (used for)  financing
          activities                                       (477)         1,452
                                                      ---------       --------

Net increase (decrease) in cash and cash
  equivalents                                               715         (3,159)
Cash & cash equivalents at beginning of period           13,307         11,774
                                                      ---------       --------
Cash & cash equivalents at end of period              $  14,022       $  8,615
                                                      ---------       --------
                                                      ---------       --------


                               See accompanying notes.

                          GASONICS INTERNATIONAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the six months ended March 31, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year. Such financial statements should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

2.  INVENTORIES

Inventories consist of the following (in thousands):


                                     March 31,    September 30,
                                       1998           1997
                                   -----------    -------------
                                   (unaudited)
     Raw Materials                 $   15,385     $   13,919
     Work in Process                    6,797          6,809
     Finished Goods                     7,468          6,347
                                   -----------    -----------
                                   $   29,650     $   27,075
                                   -----------    -----------
                                   -----------    -----------


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

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, FASB issued SFAS No. 129, "Disclosure of Information about Capital Structures", which will be adopted by the Company in fiscal 1999. The adoption of SFAS No. 129 is not anticipated to have a material impact on its consolidated financial statement disclosures of the Company.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" both of which will be adopted by the Company in fiscal 1999. SFAS No. 130 requires companies to disclose certain information regarding the nature and amounts of comprehensive income included in the financial statements. SFAS No. 131 requires companies to disclose certain information about operating segments within their business. The Company does not anticipate that either SFAS No. 130, or SFAS No. 131, will have a material impact on its consolidated financial statement disclosures.

5.  RECONCILIATION OF EARNINGS AND SHARE AMOUNTS USED IN EPS CALCULATION

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during this period. Diluted earnings per common share for the three and six months ended March 31, 1997 and 1998, were calculated using the treasury stock method to
compute the weighted average common stock outstanding.   As a result, the
Company's reported earnings per share for fiscal 1997 were restated. There has been no impact on reported earnings per share (EPS) data when compared to basic and diluted earnings per share calculated under the provisions of SFAS No. 128 for the three and six month period ended March 31, 1997.


--------------------------------------------------------------------------------
                                                                    PER SHARE
FOR THE THREE MONTHS ENDED MAR. 31, 1997      INCOME      SHARES      AMOUNT
--------------------------------------------------------------------------------
Net Income                                $ 1,281,000

BASIC EARNINGS PER SHARE
Income available to common stockholders   $ 1,281,000   13,599,000   $  0.09

Effect of Dilutive Securities:
Options issued to purchase Common stock                    676,000
DILUTIVE EARNINGS PER SHARE
Income available to common stockholders   $ 1,281,000   14,275,000   $  0.09
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
                                                                    PER SHARE
FOR THE THREE MONTHS ENDED MAR. 31, 1998      INCOME      SHARES      AMOUNT
--------------------------------------------------------------------------------
Net Income                                 $  228,000

BASIC EARNINGS PER SHARE
Income available to common stockholders    $  228,000   14,027,000   $  0.02

Effect of Dilutive Securities:
Options issued to purchase Common stock                    381,000
DILUTIVE EARNINGS PER SHARE
Income available to common stockholders    $  228,000   14,408,000   $  0.02
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
                                                                    PER SHARE
FOR THE SIX MONTHS ENDED MAR. 31, 1997        INCOME      SHARES      AMOUNT
--------------------------------------------------------------------------------
Net Income                                $ 2,210,000

BASIC EARNINGS PER SHARE
Income available to common stockholders   $ 2,210,000   13,539,000   $  0.16

Effect of Dilutive Securities:
Options issued to purchase Common stock                    508,000
DILUTIVE EARNINGS PER SHARE
Income available to common stockholders   $ 2,210,000   14,047,000   $  0.16
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
                                                                    PER SHARE
FOR THE SIX MONTHS ENDED MAR. 31, 1998        INCOME      SHARES      AMOUNT
--------------------------------------------------------------------------------
Net Income                                $ 2,237,000

BASIC EARNINGS PER SHARE
Income available to common stockholders   $ 2,237,000   13,972,000   $  0.16

Effect of Dilutive Securities:
Options issued to purchase Common stock                    484,000
DILUTIVE EARNINGS PER SHARE
Income available to common stockholders   $ 2,237,000   14,456,000   $  0.15
--------------------------------------------------------------------------------


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

RESULTS OF OPERATIONS

NET SALES for the quarter ended March 31, 1998 decreased 6.7% to $27.6 million compared to net sales of $29.6 million for the quarter ended March 31, 1997. For the six month period ending March 31, 1998, net sales increased 2.0% to $60.5 million compared to net sales of $59.3 million for the same period last fiscal year.

Sales for the second quarter and six months of fiscal 1998 were negatively impacted by the current economic climate in Korea and Japan and the overall worldwide slowdown in the semiconductor industry. Although North American sales for the second quarter and six months ended March 31, 1998 increased over the same periods of last year and lessened in part the impact of lower sales in the Asia Pacific region, the Company is also currently continuing to experience order delays and reschedulings of previously ordered equipment by North American customers. It is anticipated that such delays and reschedulings will continue to adversely impact the Company's business and results of operations. Sales to customers in North America, Europe and Asia Pacific accounted for approximately 58%, 24% and 18% of net sales, respectively, for the six month period ended March 31, 1998, compared to approximately 50%, 26% and 24%, respectively, for the six month period ended March 31, 1997.

When comparing sales by product in the second quarter of fiscal 1998 to the same quarter last year, the Company experienced lower sales of both single and dual chamber photoresist removal systems and flat panel display equipment systems, partly offset by increased sales of vertical high pressure (VHP) systems and spare part sales. In the first six months of fiscal 1998, improved sales of single chamber products, VHP systems and spare parts were partially offset by lower dual chamber and flat panel display equipment system sales when compared to the same period in fiscal 1997.

As a result in part of the apparent caution on the part of North American customers and the continuing impact of the financial situation in Korea and Japan, the Company believes that its net sales will be below prior period levels and may fall below current levels over the next several quarters.

GROSS MARGIN as a percentage of net sales for the second quarter and six months ended March 31, 1998 was 46% in both periods compared to 45% and 44%, respectively, for the same periods of fiscal 1997. The increase in gross margin percentage in fiscal 1998 was primarily the result of a favorable sales mix of higher margin products and lower manufacturing costs on the Company's Performance Enhancement Platform (PEP) systems. Gross margin for the second quarter dropped to 46% from 47% in the first quarter of fiscal 1998 primarily due to the impact of lower sales volume against the fixed costs of manufacturing and the service and support infrastructure. The Company's gross margin as a percentage of net sales is affected by a variety of other factors, including the mix and average selling prices of products sold and the costs to manufacture, including service and support revenues, and the costs associated with new product introductions and enhancements.
The Company expects that its gross margin may be materially adversely impacted by inefficiencies associated with new product introductions, sales of lower margin PEP systems and flat panel display equipment products, competitive pricing pressures, the general slowdown in the semiconductor industry, the economic troubles currently being experienced by many companies in Asia, including some of the Company's major markets such as Japan and Korea, changes in product mix and other factors including those referred to above. The Company will continue to focus on its gross margin improvement programs, including the introduction of new value-added applications, features and options on the PEP systems, targeted cost reduction programs and controlled spending.

RESEARCH AND DEVELOPMENT EXPENSES consist primarily of salaries, project materials, consultant fees and other costs associated with the Company's research and development efforts. Research and development expenses for the second quarter of fiscal 1998 were $5.4 million or 19.4% of net sales compared to $4.3 million or 14.6% of net sales for the second quarter of fiscal 1997.
For the six month period ended March 31, 1998 and 1997, research and development expenses were $10.4 million or 17.2% of net sales and $8.4 million or 14.2% of net sales, respectively. These increases are primarily attributable to the Company's continued investment in the development of the Millennia 300mm platform as well as increased spending in the development of new technologies,
processes and products for new clean applications.   Due to steps being taken to
reduce spending levels, such as reducing discretionary spending, strict hiring controls, reducing temporary help and contractors and reprioritizing programs, the Company anticipates that research and development expenses in absolute dollars should decrease over the next two quarters.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased to $7.2 million in the second quarter of fiscal 1998 and $14.7 million for the six month period of fiscal 1998, from $7.1 million and $14.3 million, respectively, for the same periods of fiscal 1997. Although the absolute dollars spent on selling, general and administrative expenses for the second quarter of fiscal 1998 were essentially the same as in the second quarter of fiscal 1997, there was a significant decrease in third party commissions in 1998 due to the Company building its worldwide direct sales and support organization. This reduction in third party commissions was generally offset by increased expenses related to hiring and other expenses associated with building the Company's direct sales and support capabilities. During the second quarter of fiscal 1998, the Company also moved the operations of its Japan subsidiary to a technology development center in Kawasaki, Japan. The Company believes this new location may provide the necessary infrastructure, including state-of-the-art demo capabilities to support its direct semiconductor operations in Japan. The Company anticipates that selling, general and administrative spending may decrease in absolute dollars over the next two quarters as a result of previously mentioned cost reduction activities.

OTHER INCOME AND EXPENSES primarily consists of interest income and expense and
foreign currency translation gains and losses.   Interest expense of
approximately $5,000 for the second quarter and $25,000 for the six month period ended March 31, 1998 as compared to $16,000 for the quarter and $30,000 for the six month period March 31, 1997, has been incurred by the Company as a result of borrowing under a short-term credit facility from the Bank of Tokyo-Mitsubishi by the Company's wholly-owned subsidiary in Japan, GaSonics International Japan K.K. As of March 31, 1998, borrowings under this loan agreement were 55.3 million yen which is equivalent to approximately $442,000. Interest income from the Company's short-term investments was approximately $226,000 for the second quarter and $458,000 for the six month period ended March 31, 1998, as compared to $155,000 and $372,000 for periods of fiscal 1997. The increase in interest income primarily resulted from higher average short-term investments and cash and cash equivalent balances for the period. Foreign currency translations resulted in a net loss for the second quarter and six month period of fiscal 1998 of approximately $19,000 and $128,000, respectively, as compared to net losses of approximately $43,000 and $56,000 for the corresponding periods of fiscal 1997. This increase in foreign currency loss for the six month period of fiscal 1998 as compared to the same period last year was due primarily to the current economic climate in Korea and Japan.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 1998, cash, cash equivalents and marketable securities increased by $3.7 million to $28.6 million at March 31, 1998 from $24.9 million at September 30, 1997. Operating activities provided $6.0 million of cash for the six month period ended March 31, 1998 compared to $3.1 million of cash used by operations for the corresponding period of fiscal 1997. Cash provided by operating activities was principally due to the decrease in accounts receivable of $6.4 million as compared to an increase in accounts receivable of $12.8 million for the same period of fiscal 1997.

Investing activities for the first six months of fiscal 1998 used cash of approximately $4.8 million resulting from the investment in marketable securities of $3.0 million and $1.8 million in purchases of capital equipment. For the first six months of fiscal 1997, $3.2 million was used to purchase capital equipment, offset by proceeds of $1.7 million from the sale of marketable securities.

Financing activities, primarily from the issuance of common stock in connection with the Company's employee stock purchase and stock option plans, provided $1.1 million for the first six months of fiscal 1998 and $1.5 million for the same period last year. Additionally, for the first six months of fiscal 1998, $1.6 million was used to reduce the borrowings by GaSonics International Japan K.K. under its credit facility with the Bank of Tokyo-Mitsubishi.

At March 31, 1998, the Company had working capital of $66.6 million compared to $63.0 million at September 30, 1997. Accounts receivable at March 31, 1998, decreased $6.4 million from September 30, 1997, due primarily to lower sales and higher collections of accounts receivable from customers compared to the quarter ending September 30, 1997. Inventory increased $2.6 million from September 30, 1997 to March 31, 1998, primarily from delays in receiving anticipated sales orders and rescheduling of existing orders. The Company expects future inventory levels to fluctuate from period to period, and believes that because of the relatively long manufacturing cycle of its products, its investment in inventories will continue to represent a significant portion of working capital. As a result of such investment in inventories, the Company may be subject to an increasing risk of inventory obsolescence, which could materially adversely affect the Company's operating results.

The Company's principal sources of liquidity at March 31, 1998, consisted of approximately $14.0 million in cash and cash equivalents, $14.6 million in marketable securities and a $20.0 million unsecured line of credit with Union Bank which was renewed on March 23, 1998 and expires on March 31, 1999. Under the line of credit as renewed, all borrowings bear interest at a rate of the bank's LIBOR rate plus 1.25% per annum, as compared to 1.50 % under the prior agreement. A commercial letter of credit provision of $500,000 and a foreign exchange contract provision of $1.0 million are also available under this credit line. Available borrowing under the credit line is reduced by the amount of any outstanding letters of credit. The line of credit contains certain covenants, including covenants relating to financial ratios and tangible net worth which must be maintained by the Company. As of March 31, 1998, except for $69,193 outstanding under the letter of credit provision, there were no borrowings outstanding under this line, and the Company was in compliance with its bank
covenants.   On March 23, 1998, GaSonics International Japan K.K. renewed its credit facility with the Bank of Tokyo-Mitsubishi, increasing the amount available under such facility from 300 million yen to 320 million yen which is equivalent to approximately $2.6 million U.S. dollars. Such facility bears interest at a rate of 1.65% per annum and is secured by a Letter of Guarantee issued by the Company. The credit facility expires on March 31, 1999. As of March 31, 1998, GaSonics International Japan K.K. had borrowed 55.3 million yen available under this credit facility, which is equivalent to approximately $442,000 U.S. dollars as of that date.

The Company believes anticipated cash flows from operations, funds available under its existing revolving line of credit and separate credit facility and existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's cash requirements during the next twelve months. Beyond the next twelve months, the Company may require additional equity or debt financing to achieve its working capital or capital equipment needs.

ADDITIONAL RISK FACTORS

SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS

The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future. The Company anticipates that factors continuing to affect its future operating results will include the cyclicality of the semiconductor industry and the markets served by the Company's customers, the timing of significant orders, patterns of capital spending by customers, the proportion of direct sales and sales through distributors, the proportion of international sales to net sales, changes in pricing by the Company, its competitors, customers or suppliers, market acceptance of new and enhanced versions of the Company's products, inventory obsolescence, accounts receivable write-offs, the mix of products sold, financial systems, procedures and controls, discounts, the timing of new product announcements and releases by the Company or its competitors, delays, cancellations or reschedulings of orders due to customer financial difficulties or otherwise, the Company's ability to produce systems in volume and meet customer requirements, the ability of any customer to finance its purchases of the Company's equipment, changes in overhead absorption levels due to changes in the number of systems manufactured, political and economic instability and lengthy sales cycles. Gross margins have varied and will continue to vary materially based on a variety of factors including the mix and average selling prices of systems sales, the mix of revenues, including service and support revenues, and the costs associated with new product introductions and enhancements and the customization of systems. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would also materially adversely affect the Company's business, financial condition and results of operations. The Company's gross margin and overall gross margin rate has sharply declined from the level attained in prior years, in part, due to start-up inefficiencies associated with new products, competitive pricing pressures, changes in product mix from fewer higher margin rate and mature single chamber products to lower margin rate dual chamber products, products sold by the Company's liquid crystal display manufacturing equipment (LCD) division in Japan, and other factors. Additionally, sales and earnings for approximately the last two years were materially adversely effected by the current semiconductor business slowdown and it is anticipated that the slowdown in the industry will continue to have a material adverse effect on the Company's future revenues and operating results for the next several quarters.

LIMITED SYSTEM SALES; BACKLOG

The Company derives a substantial portion of its sales from the sale of a relatively small number of systems which typically range in price from approximately $150,000 to $700,000 for its photoresist removal systems and up to approximately $2.0 million or more for its other products. As a result, the timing of recognition of revenue for a single transaction could have a material adverse effect on the Company's sales and operating results. The Company's backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's sales objectives for that quarter. Moreover, all customer purchase orders are subject to cancellation or rescheduling by the customer with limited or no penalties and, therefore, backlog at any particular date is not necessarily representative of actual sales for any succeeding period. The Company's net sales and operating results for a quarter usually depend upon the Company obtaining orders for systems to be shipped in the same quarter that the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during such period. Furthermore, most of the Company's quarterly net sales have recently been realized near the end of the quarter. A delay in a shipment near the end of a particular quarter, due, for example, to an unanticipated shipment rescheduling, to cancellations or deferrals by customers, to unexpected manufacturing difficulties experienced by the Company or to supply shortages, may cause net sales in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter. In addition, significant investments in research and development, capital equipment and customer service and support capability worldwide have resulted in significant fixed costs which the Company will not be able to reduce rapidly if sales goals for a particular period are not met. Because the Company builds its systems according to forecast, a reduction in customer orders or backlog could present further difficulties regarding the Company's ability to plan production and inventory levels, which could materially adversely effect operating results. The impact of these and other factors on the Company's operating results in any future period cannot be forecasted accurately.

CYCLICALITY OF SEMICONDUCTOR INDUSTRY

The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities, which, in turn, depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including systems manufactured and marketed by the Company. Beginning in 1996, the semiconductor industry has experienced a cyclical downturn, which the Company believes will continue for the next several quarters. The Company has experienced significant delays of new orders and rescheduling of existing orders that have materially adversely affected the Company's financial results during the last two years and the Company expects will continue to materially adversely affect future financial results. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current level of sales. Additionally, the Company anticipates that a significant portion of new orders depend upon demand from integrated circuit (IC) manufacturers building or expanding large fabrication facilities, and there can be no assurance that such demand will exist.

HIGHLY COMPETITIVE INDUSTRY

The semiconductor capital equipment industry is intensely competitive. A substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, the Company expects to experience difficulty in selling to a particular customer for a significant period of time if that customer selects a competitor's capital equipment. The Company currently has only one principal product line and experiences intense competition worldwide from a number of foreign and domestic manufacturers, including Canon, Applied Materials, Inc., Eaton Corporation, Lam Research Corporation, Matrix Semiconductor Systems, Inc., Mattson
Technology, Inc., Plasma Systems and MC Electronics, many of which have substantially greater installed bases and greater financial, marketing, technical and other resources than the Company. One of the Company's competitors, Fusion, was acquired by Eaton Corporation, a very large corporation, further enhancing the resources of one of the Company's competitors. The Company believes that the industry will continue to be subject to consolidation which will increase the number of larger more powerful companies in the industry sector in which the Company competes. Certain of the Company's competitors have announced the introduction of, or have introduced or acquired, competitive products that offer other technologies and improvements. Applied Materials and Lam Research have introduced and currently sell modules to their products which remove photoresist using dry chemical processing and, therefore, compete with the Company's products. The Company expects its competitors to continue to develop enhancements to and future generations of competitive products that may offer improved price or performance features. New product introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems in addition to intense price competition or otherwise make the Company's systems or technology obsolete or noncompetitive. In addition, by virtue of its reliance on sales of advanced dry chemistry processing equipment, the Company could be at a disadvantage compared to certain competitors that offer more diversified product lines. The Company believes that it will continue to face competition from current and new vendors employing other technologies, such as wet chemistry, traditional dry chemistry and other ashing techniques, as such competitors attempt to extend the capabilities of their existing products. Increased competitive pressure has led to reduced demand and lower prices for the Company's products, thereby materially adversely affecting the Company's operating results. There can be no assurance that the Company will be able to compete successfully in the future.

Competitors of the Company's LCD division in Japan include Japan-based companies and Japan-based joint ventures such as Applied Komatsu, Koyo Lindbergh and ULVAC. These competitors manufacture alternative technology systems and they could, at any time, enter the Company's markets with improved technology or with systems that are directly competitive with those of the Company's LCD division.

DEPENDENCE ON KEY CUSTOMERS

Historically, the Company has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to the Company's ten largest customers in fiscal 1995, 1996 and 1997 and the first six months of fiscal 1998 accounted for approximately 68%, 51%, 66% and 64% of net sales, respectively. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Moreover, sales to certain of its customers have decreased as those customers have completed or delayed purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, could materially adversely affect the Company's business, financial condition and results of operations. The Company's ability to increase or maintain current sales levels in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance.

EXPANSION OF OPERATIONS; MANAGEMENT OF GROWTH

Since 1993, the Company has significantly increased the scale of its operations to support sales levels and has expanded its operations to address critical infrastructure requirements, including the hiring of additional personnel, commencement of independent operations in the United Kingdom, Ireland, France, Italy, Korea, Japan, Singapore, Taiwan and Israel and significant investments in research and development to support product development. The Company recently hired a new President and Chief Executive Officer. The Company's expansion has resulted in significantly higher operating expenses and until there is a sustained upturn in the economic climate of the semiconductor industry resulting in an increased demand for equipment, it is anticipated that the Company's future operating results will continue to be materially adversely affected through at least the end of fiscal 1998.

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

RISKS ASSOCIATED WITH THE JAPANESE MARKET

The Company believes that increased penetration of the Asia Pacific market, particularly Japan, will be essential to its future financial performance. To date, however, the Company has sold relatively few systems to Japanese semiconductor manufacturers. Sales in Japan accounted for approximately 2% of the Company's total net sales in fiscal 1995 and 9% of total net sales in both fiscal 1996 and fiscal 1997 and 3% of total net sales for the first six months of fiscal 1998. To date, for its photoresist business, the Company has not fully developed a customer service and support capability in Japan and remains at a disadvantage in selling, servicing and supporting such products in Japan. The Japanese semiconductor market (including fabrication plants operated outside of Japan by Japanese semiconductor manufacturers) represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and has been difficult for non-Japanese companies to penetrate. Furthermore, the licensing of products and process technologies by Japanese semiconductor manufacturers to non-Japanese semiconductor manufacturers could result in a recommendation to use certain semiconductor capital equipment manufactured by Japanese companies. Late in fiscal 1995, the Company acquired its LCD division in Japan, but there can be no assurance that this company will enable the Company to penetrate the photoresist removal market in Japan. In addressing this market, the Company is at a distinct competitive disadvantage compared to leading Japanese suppliers, many of which have long-standing collaborative relationships with Japanese semiconductor manufacturers. In addition, since 1992, Japanese semiconductor manufacturers have substantially reduced their levels of capital spending on new fabrication facilities and equipment, particularly over the past two years due to the overall downturn in the Japanese economy, thereby, further increasing competitive pressures in the Japanese market. Although the Company is investing significant resources and is establishing a direct presence in Japan which will significantly increase operating expenses, there can be no assurance that the Company will be able to achieve significant sales to the Japanese semiconductor market.

INTERNATIONAL SALES

International sales accounted for 40%, 54%, 55% and 42% of net sales in fiscal years 1995, 1996, 1997 and the first six months of fiscal 1998, respectively. The Company has established independent operations in the United Kingdom, Ireland, France, Italy, Korea, Japan, Singapore, Taiwan and Israel. The Company anticipates that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rates, foreign currency fluctuations, tariffs and other barriers, political and economic instability, potentially adverse tax consequences, natural disasters, outbreaks of hostilities, difficulties in accounts receivable collection, extended payment terms, difficulties in managing distributors or representatives and difficulties in staffing and managing foreign subsidiary and branch operations. The Company is also subject to the risks associated with the imposition of legislation and import and export regulations. The Company cannot predict whether tariffs, quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

FUTURE ACQUISITIONS

In the future, the Company may pursue acquisitions of additional product lines, technologies or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, personnel and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. From time to time, the Company has engaged in preliminary discussions with third parties concerning potential acquisitions of product lines, technologies and businesses; however, there are currently no agreements with respect to any such acquisition. In the event that such an acquisition does occur, there can be no assurance as to the effect thereof on the Company's business, financial condition or operating results.

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

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

As of March 31, 1998, the Company's officers, directors and members of their families that may be deemed affiliates of such persons beneficially owned approximately 23% of the Company's outstanding shares of Common Stock. Accordingly, these stockholders will be able to significantly influence the election of the Company's directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how other stockholders of the Company may vote. Such a high level of ownership by such persons or entities may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. Certain provisions of the Company's Certificate of Incorporation, 1994 Stock Option/Stock Issuance Plan, Bylaws and Delaware law may also discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the ability of the Company's Board of Directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company.

VOLATILITY OF STOCK PRICE

The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, sales of the Company's Common Stock into the market place, failure to meet or changes in analysts' expectations, natural disasters, outbreaks of hostilities, general conditions in the semiconductor industry or the worldwide economy, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Moreover, in recent years the stocks of many companies in the semiconductor capital equipment business have declined substantially due to the worldwide semiconductor downturn. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

YEAR 2000 COMPLIANCE

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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

          The following proposals were voted upon by the Company's stockholders at the Annual Meeting of Stockholders held on March 6, 1998.

      1. The following four directors were nominated to serve until the next Annual Meeting, or until their successors are elected and qualified, were elected by the stockholders.


                                       VOTES                     BROKER
                         VOTES FOR     WITHHELD   ABSTENTIONS    NON-VOTES
Monte M. Toole           12,624,410     33,547          -            -
Dave Toole               12,602,645     55,315          -            -
Kenneth Schroeder        12,623,445     34,512          -            -
F. Joseph Van Poppelen   12,623,745     34,212          -            -


      2. An amendment to the Company's 1994 Stock Option/Stock Issuance Plan (the "Option Plan") to increase the maximum number of shares of Common Stock authorized for issuance over the term of the Option Plan from 2,700,000 shares to 3,100,000 shares was approved with 12,657,957 shares of the Company's voting securities voted on the matter, of which 6,880,478 were voted for the proposal, 5,687,951 were voted against, 15,296 were abstained from voting and there were 74,232 broker non-votes.

      3. A proposal to ratify the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending September 30, 1998, was approved with 12,657,957 shares of the Company's voting securities were voted on the matter, of which 12,630,868 were voted for the proposal, 17,408 were voted against, 9,681 were abstained from voting and there were no broker non-votes.

ITEM 5.   OTHER INFORMATION.

          Effective March 24, 1998, Dave Toole, who was the Company's President and Chief Executive Officer resigned those positions and assumed the position of Chairman of the Board, previously held by Monte Toole, who will remain on the board as a director and Vice-Chairman. Effective March 24, 1998, Asuri Raghavan joined the Company as President and Chief Executive Officer and was appointed a member of the Board of Directors.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed herewith:

          Exhibit 10.2 Amended and Restated 1994 Stock Option/Stock Issuance Plan. Incorporated by reference to an exhibit filed with the Registrant's Registration Statement on Form S-8 (File No. 333-50337) declared effective with the Securities and Exchange Commission on April 17, 1998

          Exhibit 10.21 Loan agreement dated March 23, 1998 between Registrant and Union Bank, a California banking corporation

          Exhibit 10.23  Asuri Raghaven Employment Agreement

          Exhibit 27     Financial Data Schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended March 31, 1998

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         GASONICS INTERNATIONAL CORPORATION
                         (Registrant)




                                    \s\ Terry R. Gibson
                                   -----------------------------------
Date:     May 12, 1998             By:  Terry R. Gibson
                                   Vice President, Finance
                                   Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER           DESCRIPTION                             SEQUENTIALLY
                                                                 NUMBERED
                                                                 PAGE
10.2      Amended and Restated 1994 Stock Option/Stock Issuance Plan

10.21 Loan agreement dated March 23, 1998 between Registrant and and Union Bank, a California banking corporation

10.23     Asuri Raghaven Employment Agreement

27        Financial Data Schedule