Form 10-Q
period 1998-06-30
GASONICS INTERNATIONAL CORP
filed 1998-08-10
CIK 918647

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                  _______________

                                     FORM 10-Q

(MARK ONE)


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                         OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________ to _______________________

                    Commission file number:   0-23372
                                              -------

                      GASONICS INTERNATIONAL CORPORATION
               (Exact name of registrant as specified in its charter)


              Delaware                                      94-2159729
              --------                                      ----------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)


    2540 Junction Avenue, San Jose, California                  95134
    ------------------------------------------                  -----
     (Address of principal executive offices)                 (Zip Code)

   Registrant's telephone number, including area code  (408) 570-7000
                                                       --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X    No
                                                       ---      ---

     At August 5, 1998, there were 14,169,227 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                         GASONICS INTERNATIONAL CORPORATION
                                     FORM 10-Q

                                        INDEX

                                                                      PAGE NO.
                                                                      --------
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 1998
          and September 30, 1997                                            3

          Condensed Consolidated Statements of Operations for the
          three and nine month periods ended June 30, 1998 and 1997         4

          Condensed Consolidated Statements of Cash Flows for the
          nine month periods ended June 30, 1998 and 1997                   5

          Notes to Condensed Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial Condition      10
          and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                25

Item 2.   Changes in Securities                                            25

Item 3.   Defaults Upon Senior Securities                                  25

Item 4.   Submission of Matters to a Vote of Securityholders               25

Item 5.   Other Information                                                25

Item 6.   Exhibits and Reports on Form 8-K                                 25

SIGNATURES                                                                 26

Exhibit Index                                                              27

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          GASONICS INTERNATIONAL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                               JUNE 30,           Sept. 30,
                                                 1998                1997
                                             -----------          ---------
                                             (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                 $ 15,799            $ 13,307
     Marketable securities                       16,600              11,577
     Trade accounts receivable, net              16,574              28,315
     Inventories                                 23,477              27,075
     Net deferred tax asset                       4,868               4,868
     Prepaid expenses and other current           4,690               2,617
       assets
                                             -----------          ---------
          Total current assets                   82,008              87,759

Property and equipment, net                      14,973              14,941
Deposits and other assets                         1,205               1,682
                                             -----------          ---------
          Total assets                         $ 98,186            $104,382
                                             -----------          ---------
                                             -----------          ---------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under credit facility          $  1,141            $  2,036
     Accounts payable                             4,027               6,812
     Income taxes payable                           918               3,054
     Accrued expenses                            12,968              12,886
                                             -----------          ---------
          Total current liabilities              19,054              24,788
                                             -----------          ---------

Long-term liabilities                               267                 401
                                             -----------          ---------
Stockholders' equity:
     Common stock and
          additional paid-in capital             37,634              35,847
     Subscription receivable                          -                (100)
     Note receivable from stockholder              (250)                  -
     Retained earnings                           41,481              43,446
                                             -----------          ---------
          Total stockholders' equity             78,865              79,193
                                             -----------          ---------
          Total liabilities and
            stockholders' equity               $ 98,186            $104,382
                                             -----------          ---------
                                             -----------          ---------

                              See accompanying notes.

                         GASONICS INTERNATIONAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             JUNE 30,                      JUNE 30,
                                                      ----------------------        ----------------------
                                                       1998           1997           1998           1997
                                                      -------        -------        -------        -------
Net sales                                             $23,595        $30,126        $84,062        $89,404
Cost of sales                                          16,426         16,552         48,769         49,981
                                                      -------        -------        -------        -------
  Gross margin                                          7,169         13,574         35,293         39,423
                                                      -------        -------        -------        -------
Operating expenses:
  Write-off of accounts receivable (see Note 5)             -          4,517              -          4,517
  Research & development                                5,401          4,425         15,805         12,842
  Selling, general & administrative                     8,479          7,206         23,190         21,529
                                                      -------        -------        -------        -------
    Total operating expenses                           13,880         16,148         38,995         38,888
                                                      -------        -------        -------        -------
  Operating income (loss) (see Note 6)                 (6,711)        (2,574)        (3,702)           535

Other income:
  Interest and other income, net                          433            183            769            474
  Gain on sale of stock                                     -          1,215              -          1,215
                                                      -------        -------        -------        -------
  Income (loss) before provision for income taxes      (6,278)        (1,176)        (2,933)         2,224

  Provision (credit) for income taxes                  (2,076)          (412)          (968)           778
                                                      -------        -------        -------        -------
Net income (loss)                                     $(4,202)       $  (764)       $(1,965)       $ 1,446
                                                      -------        -------        -------        -------
                                                      -------        -------        -------        -------
Net income (loss) per share - Basic (see Note 7)      $ (0.30)       $ (0.06)       $ (0.14)       $  0.11
                                                      -------        -------        -------        -------
                                                      -------        -------        -------        -------
Net income (loss) per share - Diluted (see Note 7)    $ (0.30)       $ (0.06)       $ (0.14)       $  0.10
                                                      -------        -------        -------        -------
                                                      -------        -------        -------        -------
Weighted average common shares                         14,045         13,600         13,996         13,577
                                                      -------        -------        -------        -------
                                                      -------        -------        -------        -------
Weighted average common & common equivalent
  shares                                               14,045         13,600         13,996         14,067
                                                      -------        -------        -------        -------
                                                      -------        -------        -------        -------

                         GASONICS INTERNATIONAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                 1998         1997
                                                              --------     ---------
Cash flows from operating activities:
     Net cash provided by (used for) operating activities      $ 9,560      $(3,052)
                                                              --------     ---------

Cash flows from investing activities:
  Purchases of property & equipment                             (3,037)      (3,238)
  (Increase) decrease in marketable securities                  (5,023)       1,679
                                                              --------     ---------
     Net cash used for investing activities                     (8,060)      (1,559)
                                                              --------     ---------

Cash flows from financing activities:
  Decrease in borrowings under credit facility                    (896)           -
  Proceeds from issuance of common stock                         1,888        1,452
                                                              --------     ---------
     Net cash provided by financing activities                     992        1,452
                                                              --------     ---------

Net increase (decrease) in cash and cash equivalents             2,492       (3,159)
Cash & cash equivalents at beginning of period                  13,307       11,774
                                                              --------     ---------
Cash & cash equivalents at end of period                       $15,799      $ 8,615
                                                              --------     ---------
                                                              --------     ---------


                              See accompanying notes.

                         GASONICS INTERNATIONAL CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the nine months ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year. Such financial statements should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1997 and quarterly report on Form 10-Q for the periods ended December 31, 1997 and March 31, 1998. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

2.  INVENTORIES

Inventories consist of the following (in thousands):

                                      June 30,      September 30,
                                       1998             1997
                                    -----------     -------------
                                    (unaudited)
             Raw Materials            $13,068          $13,919
             Work in Process            4,342            6,809
             Finished Goods             6,067            6,347
                                    -----------     -------------
                                      $23,477          $27,075
                                    -----------     -------------
                                    -----------     -------------

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

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structures", which will be adopted by the Company in fiscal 1999. The adoption of SFAS No. 129 is not anticipated to have a material impact on its consolidated financial statement disclosures of the Company.

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

5.  WRITE-OFF ACCOUNTS RECEIVABLE

The three and nine month periods ended June 30, 1997 include a $4.5 million write-off of an uncollectible accounts receivable due from a customer in Thailand. The write-off covers the unpaid balance in accounts receivable, less the value of the recovered equipment, which the Company resold during fiscal year 1998.

6.  CHARGES TAKEN DURING THE QUARTER ENDED JUNE 30, 1998

The three and nine month periods ended June 30, 1998 include pre-tax charges of approximately $5.0 million, related primarily to reserves for potential excess inventory, accelerated write-downs of certain demonstration equipment, costs of a reduction in force completed in June and costs of facility consolidations.

7.  RECONCILIATION OF EARNINGS AND SHARE AMOUNTS USED IN EPS CALCULATION

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during this period. Diluted earnings per common share for the three and nine months ended June 30, 1997 and 1998, were calculated using the treasury stock method to
compute the weighted average common stock outstanding.   As a result, the
Company's reported earnings per share for fiscal 1997 were restated. There has been no impact on reported earnings per share (EPS) data when compared to basic and diluted earnings per share calculated under the provisions of SFAS No. 128 for the three and nine month periods ended June 30, 1997.

                                                                                 PER SHARE
                                                                                 ---------
FOR THE THREE MONTHS ENDED JUNE 30, 1997             LOSS          SHARES          AMOUNT
------------------------------------------------------------------------------------------
Net Loss                                          $  (764,000)

BASIC LOSS PER SHARE
Loss available to common stockholders             $  (764,000)     13,600,000      $(0.06)

Effect of Dilutive Securities:
Options issued to purchase Common stock                                     0
DILUTIVE LOSS PER SHARE
Loss available to common stockholders             $  (764,000)     13,600,000      $(0.06)
------------------------------------------------------------------------------------------

                                                                                 PER SHARE
                                                                                 ---------
FOR THE THREE MONTHS ENDED JUNE 30, 1998             LOSS          SHARES          AMOUNT
------------------------------------------------------------------------------------------
Net Loss                                          $(4,202,000)

BASIC LOSS PER SHARE
Loss available to common stockholders             $(4,202,000)     14,045,000      $(0.30)

Effect of Dilutive Securities:
Options issued to purchase Common stock                                     0
DILUTIVE LOSS PER SHARE
Loss available to common stockholders             $(4,202,000)     14,045,000      $(0.30)
------------------------------------------------------------------------------------------

                                                                                 PER SHARE
                                                                                 ---------
FOR THE NINE MONTHS ENDED JUNE 30, 1997            INCOME          SHARES          AMOUNT
------------------------------------------------------------------------------------------
Net Income                                       $ 1,446,000

BASIC EARNINGS PER SHARE
Income available to common stockholders          $ 1,446,000     13,577,000      $ 0.11


Effect of Dilutive Securities:
Options issued to purchase Common stock                            490,000
DILUTIVE EARNINGS PER SHARE
Income available to common stockholders          $ 1,446,000     14,067,000      $ 0.10
------------------------------------------------------------------------------------------

                                                                                 PER SHARE
                                                                                 ---------
FOR THE NINE MONTHS ENDED JUNE 30, 1998              LOSS          SHARES          AMOUNT
------------------------------------------------------------------------------------------
Net Loss                                          $(1,965,000)

BASIC LOSS PER SHARE
Loss available to common stockholders             $(1,965,000)    13,996,000     $(0.14)


Effect of Dilutive Securities:
Options issued to purchase Common stock                                    0
DILUTIVE LOSS PER SHARE
Loss available to common stockholders             $(1,965,000)    13,996,000     $(0.14)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

With the exception of historical facts, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, future sales, gross margins, the anticipated increase in inventories and operating expenses and the sufficiency of financial resources to support operations, and are subject to the Safe Harbor provisions created by that statute. Such statements are based on current expectations that involve inherent risks and uncertainties, including those discussed below and under the heading "Additional Risk Factors", that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to any forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes to the Condensed Financial Statements presented in the Company's 1997 Annual Report on Form 10-K and quarterly report on Form 10-Q for the periods ended December 31, 1997 and March 31, 1998, available upon request, for a more complete understanding of the Company's financial position, business and results of operations.

RESULTS OF OPERATIONS

NET SALES for the quarter ended June 30, 1998 decreased 21.7% to $23.6 million compared to net sales of $30.1 million for the quarter ended June 30, 1997. For the nine month period ending June 30, 1998, net sales decreased 6.0% to $84.1 million compared to net sales of $89.4 million for the same period last fiscal year.

Sales for the third quarter and first nine months of fiscal 1998 were negatively impacted by the current poor economic climate in Asia and Japan and the overall worldwide slowdown in the semiconductor industry. Although North American sales for the nine months ended June 30, 1998 increased over the same period last year, North American sales for the third quarter ended June 30, 1998 decreased 20% from the same period in fiscal 1997. The Company is continuing to experience order delays and reschedulings of previously ordered equipment by North American and Asian customers. It is anticipated that such delays and reschedulings will continue to adversely impact the Company's business and results of operations for the foreseeable future. In general, DRAM suppliers continue to be cautious due to continuing pricing pressure and a supply/demand imbalance. Logic and microprocessor manufacturers have recently been adversely impacted by the introduction of the sub $1,000 PC and by the PC industry's move to a quick turns inventory model. Additionally, the foundry business is experiencing the cumulative impact of the slowdown in Asia and inventory corrections previously mentioned.

For the third quarter of fiscal 1998 sales to customers in North America, Europe and Asia Pacific accounted for approximately 51%, 24% and 25% of net sales, respectively, as compared to approximately 71%, 16% and 13%, respectively, for the same period last year. For the nine month period ended June 30, 1998 sales to customers in North America, Europe and Asia Pacific accounted for approximately 56%, 24% and 20% of net sales, respectively, compared to approximately 47%, 16% and 36%, respectively, for the nine month period ended June 30, 1997.

As a result, in part, of the apparent caution on the part of North American customers and the continuing impact of the poor financial situation in Asia and Japan, the Company believes that its net sales for the next several quarters will be below prior year period levels and may fall below net sales reported in the quarter ended June 30, 1998.

GROSS MARGINS as a percentage of net sales for the third quarter and nine month periods ended June 30, 1998 were 30.4% and 42.0%, respectively, compared to 45.1% and 44.1% for the same quarter and nine month periods of fiscal 1997. Gross margins for the third quarter and nine month periods ended June 30, 1998 were impacted by approximately $2.5 million of charges to increase reserves for potentially excess raw materials and spares and service inventory and for certain potentially obsolete finished units. The charges for raw materials and spares and service inventory were incurred given the lack of near term visibility and the concern that such inventory may not be used within the next twelve to twenty-four months. The charge related to finished units was for certain older generation single chamber tools which have not met sales expectations. These charges were also driven partially by the success of the Company's Performance Enhancement Platform (PEP). Customers have migrated to the PEP platform at a much higher rate than was anticipated, resulting in reduced demand for single chamber systems. Excluding the $2.5 million charge to cost of sales for the above mentioned inventory reserves, gross margins for the third quarter and nine month periods ended June 30, 1998 would have been 41.0% and 45.0%, respectively. The Company's gross margin as a percentage of net sales including service and support revenues is affected by a variety of other factors, including the mix and average selling prices of products sold and manufacturing costs and the costs associated with new product introductions and enhancements. The Company expects that its gross margin may be materially adversely impacted by inefficiencies associated with new product introductions, sales of lower margin PEP systems and flat panel display equipment products, competitive pricing pressures, the general slowdown in the semiconductor industry, the economic troubles currently being experienced by many companies in Asia, including companies in some of the Company's major markets such as Japan and Korea, changes in product mix and other factors. The Company will continue to focus on its gross margin improvement programs, including the introduction of new value-added applications, features and options on the PEP systems, targeted cost reduction programs and controlled spending. However, the Company expects its gross margin rates for the next several quarters will decline as compared to prior periods due to the impact of anticipated lower sales volume and the fixed cost of manufacturing and service and support.

A WRITE-OFF OF ACCOUNTS RECEIVABLE was recorded in the third quarter of fiscal 1997 for the uncollectible accounts receivable due from SubMicron Technologies PLC in Thailand. The Company recorded a $4.5 million pre-tax charge to cover the unpaid balance on accounts receivable, less the value of the recovered equipment, which the Company has resold during fiscal 1998. There was no such comparable charge during the third quarter of fiscal 1998.

RESEARCH AND DEVELOPMENT expenses consist primarily of salaries, project materials, consultant fees and other costs associated with the Company's research and development efforts. Research and development expenses for the third quarter of fiscal 1998 were $5.4 million or 22.9% of net sales compared to $4.4 million or 14.6% of net sales for the third quarter of fiscal 1997. For the nine month periods ended June 30, 1998 and 1997, research and development expenses were $15.8 million or 18.8% of net sales and $12.8 million or 14.4% of net sales, respectively.
The increase in fiscal 1998 spending over fiscal 1997 is primarily attributable to the Company's continued investment in the development of the Millennia 300mm platform as well as increased spending in the development of new technologies, processes and products designed to bring new clean and advanced strip applications to the marketplace. Research and development expenses for the third quarter and nine month periods of fiscal 1998 also included approximately $500,000 in charges related to accelerated write-downs of certain older generation applications development equipment and consulting charges. Excluding these charges, research and development spending would have been $4.9 million for the third quarter of fiscal 1998, representing a 9% reduction from the preceding quarter. However, such expenses for the nine month period of fiscal 1998 would have been 11% over the comparable period of fiscal 1997. The Company has taken a number of cost reduction actions over the past several quarters, including a reduction in discretionary spending, severe hiring restrictions, reprioritizing programs, reductions in capital spending and, more recently, shut-down days. In late June 1998, the Company conducted a reduction in force affecting approximately 8% of the Company's combined population of temporaries, contractors and regular employees. The Company anticipates that research and development expenses in absolute dollars may decrease from its current level over the next two quarters, exclusive of any special charges.

SELLING, GENERAL AND ADMINISTRATIVE expenses increased to $8.5 million in the third quarter of fiscal 1998 and $23.2 million for the first nine months of fiscal 1998, from $7.2 million and $21.5 million, respectively, for the same periods of fiscal 1997. Included in the third quarter and nine month periods ended June 30, 1998 are charges of approximately $800,000. Approximately $500,000 of which is related to a reduction in force that occurred in late June, 1998 and $300,000 of which is related to the consolidation of the Company's San Jose, California operations from three to two buildings. This consolidation of operations will be completed in August in connection with the expiration of an existing lease. The facilities consolidation has not reduced the Company's manufacturing or customer service and support capability. In addition to the reduction in force and facilities charges, there were approximately $700,000 in charges primarily for the write-down of older generation demonstration and evaluation equipment, which is underutilized and is not likely to be sold. Excluding the above charges, third quarter expenses for fiscal 1998 would have been $7.0 million as compared to $7.2 million for the same period the prior year and the second quarter of fiscal 1998. The Company anticipates that selling, general and administrative expenses may decrease in absolute dollars from the current level over the next two quarters, exclusive of any special charges, as a result of previously mentioned cost reduction activities.

OTHER INCOME AND EXPENSES primarily consists of interest income, interest expense, foreign currency translation gains and losses and royalty income. Interest expense of approximately $1,000 for the third quarter and $25,000 for the nine month period ended June 30, 1998 compared to $10,000 for the quarter and $38,000 for the nine month period ended June 30, 1997, was incurred as a result of borrowing under a short-term credit facility from the Bank of Tokyo-Mitsubishi by the Company's wholly-owned subsidiary in Japan, GaSonics International Japan

K.K. As of June 30, 1998, borrowings under this loan agreement were 161.9 million yen which is equivalent to approximately $1,140,000. Interest income from the Company's short-term investments was approximately $284,000 for the third quarter and $742,000 for the nine month period ended June 30, 1998, as
compared to $140,000 and $542,000 for the same periods of fiscal 1997.    The
increase in interest income primarily resulted from higher average short-term investments and cash and cash equivalent balances for the period. Foreign currency translations resulted in a net gain for the third quarter and nine month periods of fiscal 1998 of approximately $153,000 and $25,000, respectively, as compared to net gains of approximately $14,000 and $50,000 for the corresponding periods of fiscal 1997. This foreign currency gain for the third quarter and nine month periods of fiscal 1998 as compared to the same periods last year was due to fluctuations in currency exchange rates primarily in Korea and Japan. For the current third quarter and nine month periods of fiscal 1998, royalty income was approximately $284,000 and $743,000, respectively. Royalty income is generated from the terms of the sale of the Company's industrial plasma cleaning products and services business that was sold in July, 1997. There was no royalty income for the same periods last fiscal year. For the third quarter and nine month periods of fiscal 1997, a gain of $1.2 million was recorded for the sale of third party stock. There was no such transaction recorded in the same period of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1998, cash, cash equivalents and marketable securities increased by $7.5 million to $32.4 million at June 30, 1998 from $24.9 million at September 30, 1997. Operating activities provided $9.6 million of cash for the nine month period ended June 30, 1998 compared to $3.1 million of cash used by operations for the corresponding period of fiscal 1997. Cash provided by operating activities was principally due to the decrease in accounts receivable of $11.2 million as compared to an increase in accounts receivable of $8.9 million for the same period of fiscal 1997.

Investing activities for the first nine months of fiscal 1998 used cash of approximately $8.1 million resulting from the investment in marketable securities of $5.0 million and $3.0 million in purchases of capital equipment. For the first nine months of fiscal 1997, $3.2 million was used to purchase capital equipment, partially offset by proceeds of $1.7 million from the sale of marketable securities.

Financing activities, primarily from the issuance of common stock in connection with the Company's employee stock purchase and stock option plans, provided $1.9 million for the first nine months of fiscal 1998 and $1.5 million for the same period last year. Additionally, for the first nine months of fiscal 1998, $900,000 was used to reduce the borrowings by GaSonics International Japan K.K. under its credit facility with the Bank of Tokyo-Mitsubishi.

At June 30, 1998 and September 30, 1997, the Company had working capital of $63.0 million. Accounts receivable at June 30, 1998, decreased $11.2 million from September 30, 1997, due primarily to lower sales and higher collections of accounts receivable. Inventory decreased $3.6 million from September 30, 1997 to June 30, 1998, primarily due to charges taken to increase reserves for potentially excess raw materials and spares and service inventory and for certain potentially obsolete finished units. The Company expects future inventory levels to fluctuate from period to period, and believes that because of the relatively long manufacturing cycle of its products, its investment in inventories will continue to represent a significant portion of working capital. As a result of such investment in inventories, the Company may be subject to an increasing risk of inventory obsolescence, which could materially adversely affect the Company's operating results.

The Company's principal sources of liquidity at June 30, 1998, consisted of approximately $15.8 million in cash and cash equivalents, $16.6 million in marketable securities and a $20.0 million unsecured line of credit with Union Bank which expires on March 31, 1999. Under the line of credit, all borrowings bear interest at the bank's LIBOR rate plus 1.25% per annum. A commercial letter of credit provision of $500,000 and a foreign exchange contract provision of $1.0 million are also available under this credit line. Available borrowing under the credit line is reduced by the amount of any outstanding letters of credit. As of June 30, 1998, except for $69,193 outstanding under the letter of credit provision, there were no borrowings outstanding under this line. The line of credit contains certain covenants, including covenants relating to financial ratios, profitability and tangible net worth which must be maintained by the Company. The Company was not in compliance with the line of credit profitability covenant as of June 30, 1998 because of the Company's loss for the period. However, Union Bank waived compliance for such period and amended the Loan Agreement to provide for the payment by the Company of a commitment fee on the average unused portion of the credit line for the preceding quarter in the amount of .15% per annum and to amend the profitability convenant to provide that the Company may not incur a net loss exceeding $5.0 million through December 31, 1998. After such time, the Company must maintain a net profit to avoid violating the convenant. GaSonics International Japan K.K. has a credit facility with the Bank of Tokyo-Mitsubishi, with an available amount under such facility of 320 million yen which is equivalent to approximately $2.3 million U.S. dollars. Such facility bears interest at a rate of 1.65% per annum and is secured by a Letter of Guarantee issued by the Company. The credit facility expires on March 31, 1999. As of June 30, 1998, GaSonics International Japan K.K. had borrowed 161.9 million yen available under this credit facility, which is equivalent to approximately $1,140,000 U.S. dollars as of that date.

The Company believes anticipated cash flows from operations, funds available under its existing revolving line of credit and separate credit facility and existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's cash requirements for the next twelve months. Beyond the next twelve months, the Company may require additional equity or debt financing to achieve its working capital or capital equipment needs.

ADDITIONAL RISK FACTORS

SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS

The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future. The Company anticipates that factors continuing to affect its future operating results will include the cyclicality of the semiconductor industry and the markets served by the Company's customers, the timing and terms of significant orders, patterns of capital spending by customers, the proportion of direct sales and sales through distributors, the proportion of international sales to net sales, changes in pricing by the Company, its competitors, customers or suppliers, market acceptance of new and enhanced versions of the Company's products, inventory obsolescence, accounts receivable write-offs, the mix of products sold, financial systems, procedures and controls, discounts, the timing of new product announcements and releases by the Company or its competitors, delays, cancellations or reschedulings of orders due to customer financial difficulties or otherwise, the Company's ability to produce systems in volume and meet customer requirements, the ability of any customer to finance its purchases of the Company's equipment, changes in overhead absorption levels due to changes in the number of systems manufactured, political and economic instability throughout the world, particularly in the Asia-Pacific region, and lengthy sales cycles. The Company's gross margins have varied and will continue to vary materially based on a variety of factors including the mix and average selling prices of systems sales, the mix of revenues, including service and support revenues, and the costs associated with new product introductions and enhancements and the customization of systems. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would also materially adversely affect the Company's business, financial condition and results of operations. For example, the Company has experienced and expects to continue to experience, decreased sales of its single chamber products due to the introduction of the PEP systems. The Company's gross margin and overall gross margin rate has sharply declined from the level attained in prior years, in part, due to start-up inefficiencies associated with new products, competitive pricing pressures, changes in product mix from fewer higher margin rate and mature single chamber products to lower margin rate dual chamber products, products sold by the Company's liquid crystal display manufacturing equipment (LCD) division in Japan, and other factors. Additionally, sales and earnings for approximately the last two years were materially adversely affected by the current worldwide semiconductor business slowdown and it is anticipated that the slowdown in the industry will continue to have a material adverse effect on the Company's future revenues and operating results for the next several quarters.

LIMITED SYSTEM SALES; BACKLOG

The Company derives a substantial portion of its sales from the sale of a relatively small number of systems which typically range in price from approximately $150,000 to $700,000 for its photoresist removal systems and up to approximately $2.0 million or more for its other products. As a result, the timing of recognition of revenue for even a single transaction has had and could continue to have a material adverse effect on the Company's sales and operating results. The Company's backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's sales objectives for that quarter. Moreover, all customer purchase orders are subject to cancellation or rescheduling by the customer with limited or no penalties and, therefore, backlog at any particular date is not necessarily representative of actual sales for any succeeding period. As a result, the Company's net sales and operating results for a quarter depend upon the Company obtaining orders for systems to be shipped in the same quarter that the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during such period. Furthermore, most of the Company's quarterly net sales have recently been realized near the end of the quarter. A delay in a shipment near the end of a particular quarter, due, for example, to an unanticipated shipment rescheduling, to cancellations or deferrals by customers, to unexpected manufacturing difficulties experienced by the Company, additional customer configuration requirements or to supply shortages, may cause net sales in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter. In addition, significant investments in research and development, capital equipment and customer service and support capability worldwide have resulted in significant fixed costs which the Company has not been and will not be able to reduce rapidly if sales goals for a particular period are not met. Because the Company builds its systems according to forecast, a reduction in customer orders or backlog could present further difficulties regarding the Company's ability to plan production and inventory levels, which could materially adversely effect operating results. The impact of these and other factors on the Company's operating results in any future period cannot be forecasted accurately.

CYCLICALITY OF SEMICONDUCTOR INDUSTRY

The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities, which, in turn, depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including systems manufactured and marketed by the Company. Beginning in 1996, the semiconductor industry has experienced a severe cyclical downturn, which the Company believes will continue for at least the next several quarters. The Company has experienced significant cancellations and delays of new orders and rescheduling of existing orders that have materially adversely affected the Company's financial results during the last two years and the Company expects such factors will continue to materially adversely affect its future financial results. Accordingly, the Company can give no assurance that it will be able to achieve or even maintain its current level of sales. Additionally, the Company anticipates that a significant portion of new orders depend upon demand from integrated circuit (IC) manufacturers building or expanding large fabrication facilities, and there can be no assurance that such demand will exist particularly in light of the announcements by several companies in the IC market of lower than expected earnings, restructurings and layoffs.

HIGHLY COMPETITIVE INDUSTRY

The semiconductor capital equipment industry is intensely competitive. A substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, it is difficult for the Company to sell to a particular customer for a significant period of time if that customer selects a competitor's capital equipment. The Company currently has only one principal product line and experiences intense competition worldwide from a number of foreign and domestic manufacturers, including Canon, Applied Materials, Inc., Eaton Corporation, Lam Research Corporation, Matrix Semiconductor Systems, Inc., Mattson Technology, Inc., Plasma Systems and MC Electronics, many of which have substantially greater installed bases and greater financial, marketing, personnel, technical and other resources than the Company. One of the Company's competitors, Fusion, was acquired by Eaton Corporation, a very large corporation, further enhancing the resources of one of the Company's competitors. The Company believes that the industry will continue to be subject to consolidation which will increase the number of larger more powerful companies in the industry sector in which the Company competes. Certain of the Company's competitors have announced the introduction of, or have introduced or acquired, competitive products that offer other technologies and improvements. Applied Materials and Lam Research have introduced and currently sell modules to their products which remove photoresist using dry chemical processing and, therefore, compete with the Company's products. The Company expects its competitors to continue to develop enhancements to and future generations of competitive products that may offer improved price or performance features. New product introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems in addition to intense price competition or otherwise make the Company's systems or technology obsolete or noncompetitive. In addition, by virtue of its reliance on sales of advanced dry chemistry processing equipment, the Company could be at a disadvantage compared to certain competitors that offer more diversified product lines. The Company believes that it will continue to face competition from current and new vendors employing other technologies, such as wet chemistry, traditional dry chemistry and other ashing techniques, as such competitors attempt to extend the capabilities of their existing products. Increased competitive pressure has led and may continue to lead to reduced demand and lower prices for the Company's products, thereby materially adversely affecting the Company's business, financial condition and operating results. There can be no assurance that the Company will be able to compete successfully in the future.

Competitors of the Company's LCD division in Japan include Japan-based companies and Japan-based joint ventures such as Applied Komatsu, Koyo Lindbergh and ULVAC. These competitors manufacture alternative technology systems and are well established in Japan and they could, at any time, enter the Company's markets with improved technology or with systems that are directly competitive with those of the Company's LCD division.

DEPENDENCE ON KEY CUSTOMERS

Historically, the Company has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to the Company's ten largest customers in fiscal 1995, 1996 and 1997 and the first nine months of fiscal 1998 accounted for approximately 68%, 51%, 66% and 53% of net sales, respectively. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Moreover, sales to certain of its customers have decreased as those customers have completed or delayed purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, has materially adversely affected and could in the future materially adversely affect the Company's business, financial condition and results of operations. The Company's ability to increase or maintain current sales levels in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance.

EXPANSION OF OPERATIONS; MANAGEMENT OF GROWTH

Since 1993, the Company has significantly increased the scale of its operations to support sales levels and has generally expanded its operations to address critical infrastructure requirements, including the hiring of additional personnel, commencement of independent operations in the United Kingdom, Ireland, France, Italy, Korea, Japan, Singapore, Taiwan and Israel and significant investments in research and development to support product development. The Company recently hired a new President and Chief Executive Officer. The Company's expansion has resulted in significantly higher operating expenses and until there is a sustained upturn in the economic climate of the semiconductor industry resulting in an increased demand for equipment, it is anticipated that the Company's future operating results will continue to be materially adversely affected through at least the next several quarters.

The past growth in the Company's sales and expansion in the scope of its operations has placed a considerable strain on its management, financial and other resources and has required the Company to initiate an extensive reevaluation of its operating and financial systems, procedures and controls. The Company implemented new management information, manufacturing and cost accounting systems during the second quarter of fiscal 1997 and continues to implement new management systems, particularly in the area of inventory control, to better enable it to manage its business. There can be no assurance, however, that any existing or new systems, procedures or controls will be adequate to support the Company's operations or that its new systems will be implemented in a cost-effective and timely manner.

RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION

The semiconductor manufacturing industry is subject to rapid technological change and new product introductions and enhancements. The Company's ability to be competitive will depend in part upon its ability to develop new and enhanced systems and to introduce these systems at competitive prices and in a timely and cost effective manner to enable customers to integrate the systems into their operations either prior to or upon commencement of volume product manufacturing. In addition, new product introductions or enhancements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure has led to intensified price-based competition resulting in lower prices and margins, which has and could continue to materially adversely affect the Company's business, financial condition and results of operations. Any success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, effective sales and marketing and product performance in the field. In particular, the Company's future performance will depend in part upon the successful commercialization of the VHP, LPCVD systems and Millennia 300mm systems. There can be no assurance that any such product will achieve any significant revenues or contribute to any profitability of the Company. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the type of ICs under development by leading IC manufacturers and the equipment required to produce such ICs. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products and any failure could have a material adverse effect on the ompany's business, financial condition and results of operations.

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

LENGTHY SALES CYCLE

Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity through the expansion of existing fabrication facilities or the opening of new facilities, which typically involves a significant capital commitment. The Company often experiences delays in finalizing system sales following initial system qualification while the customer evaluates and receives approvals for the purchase of the Company's systems and completes a new or expanded facility. Due to these and other factors, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort. The Company believes that the length of the sales cycle will continue to increase as certain of its customers centralize purchasing decisions into one decision making entity and continue to be cautious in their purchase decisions due to the current severe downturn in the semiconductor market, which is expected to intensify the evaluation process and require additional sales and marketing expenditures by the Company. Lengthy sales cycles subject the Company to a number of significant risks, including obsolescence and fluctuations and non-predictability of operating results, over which the Company has little or no control.

RISKS ASSOCIATED WITH THE JAPANESE MARKET

The Company believes that increased penetration of the Asia Pacific market, particularly Japan, will be essential to its future financial performance.
To date, however, the Company has sold relatively few systems to Japanese semiconductor manufacturers. Sales in Japan accounted for approximately 2% of the Company's total net sales in fiscal 1995, 9% of total net sales in both fiscal 1996 and fiscal 1997 and 9% of total net sales for the first nine months of fiscal 1998. To date, for its photoresist business, the Company has not fully developed a customer service and support capability in Japan and remains at a disadvantage in selling, servicing and supporting such products in Japan. The Japanese semiconductor market (including fabrication plants operated outside of Japan by Japanese semiconductor manufacturers) represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and has been difficult for non-Japanese companies to penetrate. Furthermore, the licensing of products and process technologies by Japanese semiconductor manufacturers to non-Japanese semiconductor manufacturers could result in a recommendation to use certain semiconductor capital equipment manufactured by Japanese companies. Late in fiscal 1995, the Company acquired its LCD division in Japan, but to date, this has not enabled the Company to significantly penetrate the photoresist removal market in Japan. In addressing this market, the Company is at a distinct competitive disadvantage compared to leading Japanese suppliers, many of which have long-standing collaborative relationships with Japanese semiconductor manufacturers. In addition, since 1992, Japanese semiconductor manufacturers have substantially reduced their levels of capital spending on new fabrication facilities and equipment, particularly over the past two years due to the overall downturn in the Japanese economy, thereby, further increasing competitive pressures in the Japanese market. Although the Company is investing significant resources and is establishing a direct presence in Japan which will significantly increase operating expenses, there can be no assurance that the Company will be able to achieve significant sales to the Japanese semiconductor market, which could materially adversely affect the Company's business, financial condition and results of operations.

INTERNATIONAL SALES

International sales accounted for 40%, 54%, 55% and 44% of net sales in fiscal years 1995, 1996, 1997 and the first nine months of fiscal 1998, respectively. The Company has established independent operations in the United Kingdom, Ireland, France, Italy, Korea, Japan, Singapore, Taiwan and Israel. The Company anticipates that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rates, foreign currency fluctuations, tariffs and other barriers, political and economic instability, potentially adverse tax consequences, natural disasters, outbreaks of hostilities, difficulties in accounts receivable collection, extended payment terms, difficulties in managing distributors or representatives and difficulties in staffing and managing foreign subsidiary and branch operations. The Company is also subject to the risks associated with the imposition of legislation and import and export regulations. The Company cannot predict whether tariffs, quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

FUTURE ACQUISITIONS

In the future, the Company may pursue acquisitions of additional product lines, technologies or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, personnel and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. From time to time, the Company has engaged in preliminary discussions with third parties concerning potential acquisitions of product lines, technologies and businesses; however, there are currently no agreements with respect to any such acquisition. In the event that such an acquisition does occur, there can be no assurance as to the effect thereof on the Company's business, financial condition or results of operations.

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

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

As of June 30, 1998, the Company's officers, directors and members of their families who may be deemed affiliates of such persons beneficially owned approximately 23% of the Company's outstanding shares of Common Stock. Accordingly, these stockholders will be able to significantly influence the election of the Company's directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how other stockholders of the Company may vote. Such a high level of ownership by such persons or entities may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. Certain provisions of the Company's Certificate of Incorporation, 1994 Stock Option/Stock Issuance Plan, Bylaws and Delaware law may also discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the ability of the Company's Board of Directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company.

VOLATILITY OF STOCK PRICE

The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, sales of the Company's Common Stock into the market place, failure to meet or changes in analysts' expectations, natural disasters, outbreaks of hostilities, general conditions in the semiconductor industry or the worldwide economy, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks such as the Company's, in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Moreover, in recent years the stocks of many companies in the semiconductor capital equipment business, including the stock of the Company, have declined substantially due to the worldwide semiconductor downturn. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.

          Effective July 1, 1998, Avner Shelem, Vice President of Engineering and Operations, resigned. The Company is in the process of finding a replacement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed herewith:

          Exhibit 10.21 Amendment to Loan Agreement dated March 23, 1998 between Registrant and Union Bank, a California banking corporation

          Exhibit 27     Financial Data Schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended
          June 30, 1998

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         GASONICS INTERNATIONAL CORPORATION
                         (Registrant)




                              \s\ Terry R. Gibson
                              -------------------
Date:  August 10, 1998        By: Terry R. Gibson
                              Vice President, Finance
                              Chief Financial Officer
                              (on behalf of the Registrant and as
                              principal financial and accounting
                              officer of the Registrant)

INDEX TO EXHIBITS

                                                                       SEQUENTIALLY
EXHIBIT                                                                  NUMBERED
 NUMBER                   DESCRIPTION                                     PAGE
-------                   -----------                                     ----
10.21     Amendment to Loan Agreement dated March 23, 1998 between
          Registrant and Union Bank, a California banking corporation

27        Financial Data Schedule