Form 10-K
period 1998-09-30
GASONICS INTERNATIONAL CORP
filed 1998-12-21
CIK 918647

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED               COMMISSION FILE NUMBER
         SEPTEMBER 30, 1998                           0-22248

                            ------------------------

                       GASONICS INTERNATIONAL CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

              DELAWARE                              94-2159729
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)

                              2730 JUNCTION AVENUE
                           SAN JOSE, CALIFORNIA 95134
                                 (408) 570-7000

    (Address, including ZIP code, and telephone number, including area code, of Registrant's principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                                  COMMON STOCK

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 14, 1998, as reported on The Nasdaq National Market was approximately $49,967,203 Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of December 14, 1998, the Registrant had outstanding 14,177,648 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on March 4, 1999 are incorporated by reference into
    Part III of this Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    GaSonics International Corporation ("GaSonics" or the "Company") is a leading global supplier of products and services for the dry photoresist and residue removal segments of advanced integrated circuit ("IC") manufacturing. The Company's products consist of photoresist removal systems, residue removal systems, isotropic etch systems, and high pressure furnaces for the semiconductor industry and low pressure chemical vapor deposition ("LPCVD") systems for the flat panel display ("FPD") industry. The photoresist removal, residual removal and isotropic etch systems use proprietary downstream plasma processing technology designed to increase yields in the manufacture of advanced ICs. The Company markets and sells its products to many leading IC manufacturers worldwide including Intel, Motorola, IBM, Samsung, Siemens, Lucent Technologies, ST Microelectronics and United Microelectronics.

    The Company began operations in 1968, was incorporated in California in March 1971 and reincorporated in Delaware in March 1994. In February 1991, the Company acquired Branson International Plasma Corporation, a manufacturer of photoresist removal equipment. In August 1995, the Company acquired Tekisco, Ltd. of Tokyo, Japan, a manufacturer of LPCVD equipment for the manufacture of FPDs.

    The Company's principal executive offices are located at 2730 Junction Avenue, San Jose, California 95134. The Company's telephone number is (408) 570-7000 and worldwide website address is http://www.gasonics.com.

INDUSTRY BACKGROUND

    Over the past decade, rapid growth in the worldwide market for advanced ICs and IC-related products has increased the demand for semiconductor manufacturing equipment. In the highly sophisticated IC fabrication process, the Company's products influence a large number of complex and repetitive processing steps, including deposition, photolithography and etch. Deposition involves the creation of a layer of either electrically insulating or electrically conductive material on the surface of a wafer. The photolithography process then imprints device features, using a photomask on a light sensitive polymer (photoresist). After the photoresist is developed, an etch process selectively removes the deposited material from the portions of the wafer surface not covered by the imprinted pattern. Prior to processing additional layers on the wafer, the photoresist and post-etch residues from the previous layer must be carefully removed in order to create a clean and functional foundation for deposition of the next layer. These processes between etch and deposition, often referred to as "photoresist removal" or "ashing" and "post residue removal", have become increasingly difficult as device geometries have shrunk to less than 1/700th the size of a human hair.

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

THE GASONICS SOLUTION

    Addressing the photoresist removal needs of advanced IC manufacturers, GaSonics pioneered in 1986 an advanced dry chemical process technology known as "downstream microwave plasma." This technology separates the area for plasma creation from that in which the wafer is exposed, thus shielding the wafer from potential plasma damage while facilitating the chemical reaction. From there, the Company has evolved a complex mix of product and technology to meet the challenges of decreased line geometries, increased wafer sizes, new materials and a series of difficult-to-remove residues. Called Integrated Clean: Solutions between Etch and Deposition, these advanced photoresist and residue removal technologies are believed by GaSonics to be critical for the manufacture of advanced ICs at acceptable yields and costs. Yield, operating costs, throughput, reliability, uptime and system cost are key components of an IC manufacturer's total cost of ownership. The Company believes that downstream microwave processing and Integrated Clean can impact each of these factors, offering advanced IC manufacturers a simplified process solution with cost of ownership benefits. Furthermore, GaSonics' platform technology combines a high degree of reliability, serviceability, and overall equipment effectiveness to offer additional cost of ownership benefits.

THE GASONICS STRATEGY

    In order to maintain its leadership position in advanced dry chemical processing equipment for photoresist and residue removal, GaSonics business strategy is designed to:

    ENHANCE STRATEGIC CUSTOMER RELATIONSHIPS. The Company believes that its long-standing relationships with many leading worldwide IC manufacturers such as Intel, Motorola, Samsung, and Siemens are critical to ensure its position as a leading supplier of photoresist removal equipment for semiconductor fabrication. The Company intends to continue to focus its resources on its key customers in order to develop future process equipment and to lower the customers' total cost of ownership for photoresist removal equipment. As part of this focus, the Company believes that providing dedicated personnel at key customer facilities enables relationships, assists in the design of new fabrication process equipment, and positions GaSonics as a principal supplier of volume equipment orders.

    FOCUS ON CAPITAL PRODUCTIVITY. By increasing yields in the manufacture of advanced ICs, the Company believes its proprietary downstream microwave processing technology offers customers cost of ownership advantages over wet chemical processing and traditional dry chemical processing. For example, consumable chemicals used in wet chemical processing of larger diameter wafers increase the cost of ownership. Additionally, the Company believes that its downstream technology offers better yields than traditional dry chemical processes through reduced damage and contamination. The Company believes these advantages position it as a preferred provider of lower cost of ownership solutions, and the Company intends to introduce additional cost-effective products and product enhancements, including a new platform for 300mm wafers which further enhances capital productivity.

    CAPITALIZE ON ADVANCED WAFER FABRICATION TRENDS. The Company's products address the worldwide market opportunity for advanced photoresist removal equipment created by wafer fabs manufacturing eight-inch wafers with near 0.25 micron line geometries. The Company believes that the yield benefits from dry chemical processes in general and GaSonics' downstream processing technology, in particular, increase significantly at line geometries of 0.25 micron and below. GaSonics was one of the first companies to target the advanced photoresist removal market by transitioning from traditional batch processing to a single wafer processing and it currently has an installed base of over 700 systems in the eight-inch market. The Company also currently intends to develop products for the 300 millimeter marketplace as it emerges.

    PENETRATE ASIA/PACIFIC MARKET. The Asia/Pacific market for IC processing equipment represents more than one-half of the worldwide market. The Company has been successful with large customers in Korea, Singapore, Taiwan and Japan, and intends to continue to invest significant resources to further penetrate the Asia/Pacific market, particularly Japan. Japanese process equipment manufacturers have typically dominated that market with traditional dry chemical systems that process multiple wafers in a single batch. Since advanced IC manufacturers who use larger diameter wafers are increasingly adopting single wafer processing, the Company believes its single wafer systems, which incorporate advanced dry chemical processing techniques, may be well-positioned to compete in Japan.

    TARGET NEW SYSTEMS AND APPLICATIONS. The Company believes that its strong customer relationships and technology leadership will enable it to develop new systems and target applications for specific customer needs. The Company's Performance Enhancement Platform ("PEP") system, illustrates that strategy. PEP systems are dual chamber systems designed to increase throughput and optimize clean room space. The system is designed to allow a mix-and-match option allowing photoresist removal, residue removal or a combination of both process chambers on one platform. In addition, PEP's advanced, flexible operating system with graphical user interface allows for easy addition of new chamber and system features to continuously improve the product's process capability. This flexibility enables the PEP to span multiple generations of device manufacturing needs and to support a growing portfolio of process capabilities. For 300mm wafers, the Company has devised a unique platform that further increases capital productivity over the dual chamber PEP. It uses the concept of segmenting processes into multiple yet parallel steps, minimizing wafer handling overhead. It is also being designed to meet customers' advanced resist and residue removal needs below 0.18 micron.

GASONICS TECHNOLOGY

  MICROWAVE DOWNSTREAM PROCESSING

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

    To meet the challenges of a marketplace increasing in complexity, GaSonics has broadened its offerings of solutions which remove unwanted materials between the etch process and subsequent deposition. The Company's twenty-five years of experience and its technology leadership in photoresist removal have facilitated its development of Integrated Clean. The critical process steps between etch and deposition, specifically those that involve the removal of unwanted materials, prepare the wafer surface for a better device connection. These materials, which may be organic, inorganic, metallic or particulate in nature, can impact device performance, reliability and yield if they are not removed. GaSonics core business enables this critical process sequence, which includes photoresist removal and residue removal. These steps complete the preceding etch step and prepare the wafer for the subsequent deposition.

  HIGH PRESSURE THERMAL PROCESSING

    The Company introduced the concept of applying high pressure to IC thermal processing with the introduction of its high-pressure furnace product. In IC fabrication, there are a number of process steps that involve the exposure of the wafer to high temperature for an extended period of time. Extended exposure to high temperature can cause damage or yield loss. The combination of time and temperature is known as the "thermal budget" of a device. The introduction of high pressure into the process allows the process designer to reduce the process temperature, reduce the processing time or reduce both, thus reducing the thermal budget and damage or yield loss.

    The reduction of thermal budget in the fabrication of advanced integrated circuits is becoming increasingly important as feature sizes continue to decrease. The Company believes that high pressure thermal processing provides important benefits to the advanced integrated circuit manufacturer because of its ability to process wafers at increased rates while at lower temperatures resulting in reduced die yield loss.

    A new key application of high pressure that will effect all of the advanced device industry is in the manufacture of gate dielectrics of 0.25 micron and less. As device speeds increase, the gate dielectrics must get thinner. At 0.25 micron, current silicon dioxide gate dielectric technology is no longer acceptable. The Company has demonstrated a solution with the successful fabrication of sub 0.25 micron devices using high-pressure nitrided gate dielectric technology. This provides the Company with a key enabling high-pressure technology for future device generations.

PRODUCTS

    The Company's major product line consists of advanced dry chemical processing equipment for photoresist removal. The Company also offers advanced dry chemical processing equipment for post-etch residue removal and isotropic etching, as well as high pressure furnace systems and low-pressure chemical vapor deposition equipment used for flat panel display manufacturing. In addition, the Company provides upgrades, maintenance and spare parts for both current and previous generation products.

  DRY CHEMICAL PROCESSING SYSTEMS

    PHOTORESIST REMOVAL. The Company's dry chemical downstream processing systems are designed to provide advanced IC manufacturers with lower cost of ownership solutions for photoresist removal. This product line is currently comprised of the Aura 1000, the Aura 2000-LL, the Aura 3010, the L3510, the PEP/Ash and the PEP/Clean. All of these products incorporate the Company's proprietary microwave downstream processing technology and are designed for these products to be used in the fabrication of ICs with feature sizes of 0.25 microns and below. The throughput rates range from approximately 45 to 80 wafers per hour for single chamber systems and up to 140 wafers per hour for dual chamber systems, depending upon wafer size and customer application. System purchase prices range from approximately $150,000 to $850,000.

    The Company introduced its high productivity platform, the PEP, in late 1995. A dual chamber platform with a proprietary wafer handler and high yield photoresist removal capability, the PEP delivers a lower cost per wafer pass while providing yield advantage with GaSonics' downstream microwave processing. GaSonics introduced photoresist removal chambers for the PEP platform in 1995, and the residue removal chambers were introduced in 1996. In 1997 the Company introduced the PEP 3010 which transferred the chamber technology from the successful Aura 3010 to the PEP platform. In 1998 the chamber technology from the AE2000LL was transferred to the PEP as the PEP 3600 chamber. This chamber is targeted at wafer residue removal applications that required high concentrations of Flourine gas. The PEP 3600 chamber included a greatly improved microwave source which improved both the process results on the wafer and source reliability resulting in improved tool cost of ownership. A new universal chamber is being developed that can accommodate multiple plasma sources that address additional processing needs. The PEP represents the Company's migration to a platform strategy, which offers flexibility and customization of single wafer processing on an integrated platform. In 1994, the Company introduced two single chamber product enhancements, the L3510, an enhancement to the L3500, and the Aura 3010, an enhancement to the Aura 3000, each of which has extended performance capabilities, including higher reliability, increased operational flexibility and higher throughput.

    Sales of dry chemistry processing equipment for photoresist removal and post etch residue removal accounted for approximately 62%, 69% and 62% of the Company's net sales in fiscal years 1996, 1997 and 1998, respectively.

    POST ETCH RESIDUE REMOVAL. Post etch residue removal is the process after etch and after photo resist removal. This process removes unwanted materials from the surface of the wafer.

    The PEP/Ash has proven effective at removing some of these residues with the addition of low concentrations of Fluorine gases. In addition, a modular clean chamber configured on the PEP becomes a PEP/Clean tool. This chamber is specifically designed to accommodate large concentrations of Fluorine gas which is sometimes needed for removing more difficult residues which form after metal and oxide etch. The clean chamber has been qualified for production at several fabs for this process. It has also shown capability for post oxide etch residue removal.

    ISOTROPIC ETCHING. Isotropic etching removes materials from a wafer both horizontally and vertically at uniform rates. With isotropic etching, advanced IC manufacturers can consistently and uniformly remove materials in a more controlled environment, generally resulting in a lower cost than traditional wet chemical processing. In fiscal 1998, the Company developed a module for the PEP platform that addresses isotropic etch requirements including the removal of silicon dioxide, silicon nitride and polysilicon from the top surface of wafers. This PEP module incorporates the Company's downstream microwave technology.

  HIGH PRESSURE FURNACE SYSTEMS

    The Company pioneered the high-pressure furnace technology in 1977 with the HiPox which sold over 150 systems to more than 30 semiconductor manufacturers worldwide. In fiscal 1995, the Company introduced its second generation high-pressure furnace, the VHP. The VHP system is intended to satisfy the traditional HiPox customers' needs while providing a state of the art tool needed to meet the more stringent thermal budget requirements of advanced IC manufacturers. The first such application is in high-speed communication devices utilizing silicon germanium (SiGe). The Company has established itself in this business with repeat orders for the VHP in fiscal 1998 from a leading supplier of these devices. With the establishment of VHP utility in the SiGe business, the recent successes in ultra thin gate materials and the promise shown in several other areas under development, the Company sees growth potential for the use of high pressure technology in future generations of semiconductor devices. Sales of VHP systems accounted for approximately 10% of the Company's net sales in fiscal 1998 and less than 10% in both fiscal 1997 and 1996.

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

  SPARE PARTS, SERVICE AND SUPPORT

    GaSonics also provides a series of products, including spare parts, retrofits and upgrade kits as well as service, training and support for its growing installed base. Revenue from these sources accounted for approximately 24%, 20% and 21% of the Company's net sales in fiscal 1998, 1997 and 1996, respectively. As both the industries' technology and the Company's systems have become more complex, the Company believes that its customers will increasingly rely on its expertise for service and support. Since the installed base of the Company's equipment continues to increase, the Company believes that service and support revenue will continue to account for a significant portion of its future revenue.

CUSTOMERS

    The Company sells its products to leading IC manufacturers and flat panel display manufacturers located throughout the United States, Europe and the Asia/Pacific. In fiscal 1998, Intel and Motorola accounted for approximately 20% and 11% of net sales, respectively. In fiscal 1997, Samsung and Promos Technologies each accounted for approximately 11% of net sales and Intel accounted for approximately 10% of net sales. Sales to Intel accounted for approximately 11% of net sales in fiscal 1996. The Company expects that sales of its products to large customers, particularly Intel, Motorola, Samsung, Siemens and Lucent Technologies will continue to account for a high percentage of its net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Moreover, sales to certain of the Company's customers have decreased as those customers have completed or delayed purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to customer departures from traditional buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could materially adversely affect the Company's business, financial condition and results of operations.

SALES, SERVICE AND CUSTOMER SUPPORT

    The Company believes its sales, service, applications and customer support organizations are critical to its success in establishing and maintaining long-term customer relationships and provide the Company with a competitive advantage in the process equipment market. These relationships are of paramount importance in the semiconductor capital equipment market, as the Company believes that once a semiconductor manufacturer has selected a particular supplier's capital equipment for delivering a technology solution against specific device processing needs, that the manufacturer will frequently attempt to consolidate its other capital equipment requirements with the same supplier for related process applications. The Company's sales, service and applications organizations develop close working relationships with customers in order to identify their current and future semiconductor equipment requirements and to assist customers in overcoming their technology challenges as they move to fabricating increasingly more complex devices. As a result, the Company believes it is well positioned to successfully develop, market and service products that provide advanced semiconductor manufacturers enabling technology solutions.

    The Company markets, sells and services its products domestically and internationally primarily through its marketing and direct sales and customer support organizations, including service, applications and logistics personnel. The Company has subsidiaries in the U.K., Ireland, France, Israel, Korea and Japan, and branch offices in Italy, Singapore and Taiwan and has staffed these subsidiaries and branches with sales, service, technical support, applications engineering and logistics personnel. The Company maintains two third party representatives to sell and service its products in Germany and China. The Company has five United States sales and service centers located in Austin, Texas; Dallas, Texas; Mesa, Arizona; East Fishkill, New York and its corporate headquarters in San Jose, California.

    The Company's field service and applications engineering personnel based throughout the United States, Europe and Asia, directly support domestic and international equipment installations, process development, training, spare parts logistics, warranty service and post-warranty contract service. The Company's field service engineers include dedicated site-specific engineers contracted by certain customers, such as Intel, Motorola, Lucent Technologies, Philips, and ST Microelectronics.

    The Company generally offers standard warranty terms for two years on parts and labor on equipment sales. The Company also offers service contracts to its customers for continued maintenance of systems that are not covered by warranty.

    In support of its numerous field support centers located throughout the world, the Company also maintains a headquarters-based customer satisfaction organization. This organization includes a customer response center (CRC), advanced technical/product support, technical publications, product training, global field resource planning and spare parts logistics and planning. The customer satisfaction organization is coordinated by the on-site CRC which has round the clock hot-line and on-call personnel and direct access to manufacturing, engineering and other resources to meet urgent and routine requests. The CRC, working in concert with the Company's field sales, service, applications and customer support centers, links customers with the Company's most advanced technical problem solving expertise with the overall goal of providing quality products and services which meet or exceed customer's expectations.

    To provide customers with rapid access to replacement service parts, the Company has strategically placed inventory in sales and service centers, customers' sites, and distribution hubs in locations with a significant installed base. These satellite or mini-stock rooms are located in several European and Asian countries and in the eastern, central and western regions of the United States. In addition, the stock room at the Company's headquarters in San Jose, California keeps buffer inventory to support offsite stock rooms in case of unexpectedly high level demand from customers.

    The Company has increased and continues to increase its sales, service, applications and customer support presence in Asia. The Company intends to continue investing significant resources to further penetrate the Asian market. The Company's goal is to develop knowledgeable local sales, service, applications and customer support resources throughout the region to increase communication between the Company and Asian semiconductor manufacturers, reduce response times for sales and support inquiries, and co-develop next generation processes.

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

    During fiscal 1998, the Company established a direct presence in Japan for sales, maintenance and service of the Company's photoresist and residue removal business to better serve its Japanese customers. As a result, the Company terminated its relationship with Seki Technotron, which had served as the Company's exclusive distributor since 1995, providing sales and field support in Japan.

BACKLOG

    The Company schedules production of its systems based upon backlog, informal customer commitments and general economic forecasts for its targeted markets. Backlog includes only those customer orders for systems for which the Company has accepted purchase order numbers and assigned shipment dates within twelve months as well as orders for spare parts and service and support of systems. The Company's backlog for its systems, spare parts and service and support was approximately $9.2 million and $32.8 million as of September 30, 1998 and 1997, respectively. The decrease is due primarily to the substantial and severe worldwide semiconductor slowdown and is expected to adversely impact the Company's sales and financial results in fiscal 1999. Historically, the Company's backlog has fluctuated significantly primarily as a result of the cyclical nature of construction and equipping of new IC fabrication facilities. The equipment requirements of new fabrication facilities cannot be determined with accuracy and, therefore, the Company's backlog at any certain date is not necessarily indicative of future sales. In addition, the Company's backlog at any particular date is not necessarily representative of actual sales for any succeeding period. Orders are often received and shipped in the same quarter, system delivery schedules can change and have changed, cancellations and rescheduled system orders can occur and have occurred, all orders are subject to cancellation, deferral or rescheduling by the customer with limited or no penalties, and there are potential delays, and there have been delays, in system shipments. The Company has in the past experienced, and will likely continue to experience, cancellations, deferrals and rescheduling of product orders.

MANUFACTURING

    The Company's manufacturing strategy is to produce high quality, cost-effective, and reliable systems and assemblies to support on-going and growing requirements for more environmentally friendly semiconductor processing equipment. In order to provide the best added value to the customers and to preserve standards in performance, the Company is placing emphasis on in-house system integration and test activities that require proprietary core technology or specialized knowledge and is increasing outsourcing routine fabrication and assembly to strategic suppliers. For example, the Company historically has fabricated proprietary quartzware used in its product lines in house. During fiscal 1998, this quartzware fabrication was subcontracted out to a supplier who uses the same equipment and techniques on Company premises to preserve continuity, quality and customer responsiveness. The performance of subcontractors is monitored through a supply management program to ensure that they comply with quality and on-time expectations.

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

    The Company is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company has to apply for special permits whenever new regulated materials are introduced to the premises and comply with applicable ordinances for handling toxic and hazardous materials for ongoing activities. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in substantial fines being imposed on the Company, suspension of production, alteration of its manufacturing process or cessation of operations. Such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses to comply with environmental regulations. Any failure by the Company to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject the Company to significant liabilities. To ensure that manufacturing and engineering activities are conducted with heightened awareness on safety and compliance to regulations regarding the use of toxic or other hazardous substances, training programs are conducted on a year round basis for existing and new employees.

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

    In order to maintain its long-term relationships with existing customers, the Company commits substantial resources to the continuous improvement of existing products and developing new products and technology. Customers with large installed bases increasingly require their suppliers to improve existing products in order to avoid the long qualifying evaluations required with new equipment, which can be costly and risky. The Company's research and development for product improvement includes in-house validation tests of major hardware and software changes as well as detailed process characterization in the Company's clean rooms.

    Historically, the Company has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. For fiscal 1998, 1997 and 1996, total research and development expenditures were approximately $20.5 million, $17.4 million and $18.0 million, respectively, and represented approximately 20% of the Company's net sales in fiscal 1998 and 14% of total net sales in fiscal 1997 and fiscal 1996.

COMPETITION

    The semiconductor capital equipment industry is intensely competitive. A substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular supplier's capital equipment, the manufacturer often relies for a significant period of time upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Accordingly, it is difficult for the Company to sell to a particular customer for a significant period of time if that customer selects a competitor's capital equipment. The Company currently has only one principal product line and experiences intense competition worldwide from a number of leading foreign and domestic manufacturers, including Canon, Applied Materials, Inc., Eaton Corporation, Lam Research Corporation, Matrix Semiconductor Systems, Inc., Mattson Technology, Inc., Plasma Systems and MC Electronics, some of which have substantially greater installed bases and greater financial, marketing, technical and other resources than the Company. One of the Company's competitors,

Fusion, was acquired by Eaton Corporation, a very large corporation, further enhancing resources of one of the Company's competitors. The Company believes that the semiconductor equipment industry will continue to be subject to increased consolidation which will increase the number of larger more powerful companies in the industry sector in which the Company competes. Certain of the Company's competitors have announced the introduction of, or have introduced or acquired, competitive products that offer enhanced technologies and improvements. For example, Applied Materials and Lam Research have modules on their products which remove photoresist using dry chemistry processing and, therefore, compete with the Company's products. The Company expects its competitors to continue to develop, enhance or acquire competitive products that may offer improved price or performance features. New product announcements, introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems in addition to intense price competition or otherwise could make the Company's systems or technology obsolete or noncompetitive. In addition, by virtue of its reliance on sales of advanced dry chemistry processing equipment, the Company could be at a disadvantage compared to certain competitors that offer more diversified product lines. The Company also believes competition will continue from current and new suppliers employing other technologies, such as wet chemistry, traditional dry chemistry and other techniques, as such competitors attempt to extend the capabilities of their existing products. Increased competitive pressure has led and may continue to lead to reduced demand and lower prices for the Company's products, thereby materially adversely affecting the Company's business, financial condition and results of operations.

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

    In addition, Japanese IC process equipment manufacturers dominate the market for certain types of integrated circuits which use the Company's systems. Japanese manufacturers are well established in the Japanese process equipment market, making it difficult for non-Japanese manufacturers to penetrate the Japanese market. Furthermore, Japanese semiconductor manufacturers have extended their influence outside of Japan by licensing products and process technologies to non-Japanese semiconductor manufacturers. Such licenses could result in a recommendation to use certain semiconductor capital equipment manufactured by Japanese companies. The Company has not established itself as a major competitor in the Japanese market and there can be no assurance that the Company will be able to achieve significant sales to Japanese IC manufacturers or compete successfully in the future.

    LCD's competitors in the LPCVD market include Japan-based companies and Japan-based joint ventures such as Applied Komatsu, Koyo Lindbergh and ULVAC. These competitors manufacture alternative technology systems and they could, at any time, enter the Company's markets with improved technology or with systems that are directly competitive with those of the Company's LCD division. Late in fiscal 1995, the Company acquired its LCD division in Japan, but to date, this has not enabled the Company to significantly penetrate the photoresist removal market in Japan. As a relatively recent entrant, the Company is at a distinct competitive disadvantage in the Japanese market compared to leading Japanese suppliers, many of which have long-standing collaborative relationships with Japanese semiconductor manufacturers.

INTELLECTUAL PROPERTY RIGHTS

    The Company holds United States patents, corresponding foreign patents and patent applications covering various aspects of its products and processes. The Company seeks patents when appropriate on inventions resulting from its ongoing research and development and manufacturing activities. In addition, the Company owns several trademarks including the Company's name "GaSonics" and others applicable to certain of its products. Nevertheless, the Company relies primarily on innovation, technological expertise and marketing abilities of its employees rather than patent, trademark, copyright or other intellectual property rights protection.

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

    As is typical in the semiconductor industry, the Company occasionally receives notices from third parties alleging infringement claims. Although there currently are no pending material claims or lawsuits against the Company regarding any possible infringement claims, there can be no assurance that infringement claims by third parties or claims for indemnification by the Company's customers resulting from infringement claims will not be asserted in the future against the Company or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights if available on reasonable terms or at all. Any such license would increase the Company's expenses and could cause a material adverse effect on the Company's business, financial condition and results of operations. The Company could decide, in the alternative, to resort to litigation to challenge such claims or enforce its proprietary rights. Litigation, even if unsuccessful, could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations.

EMPLOYEES

    At September 30, 1998, the Company had approximately 396 full-time employees. The Company believes its future success will depend in large part on its ability to attract and retain highly skilled and motivated employees. None of the employees of the Company is covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

ITEM 2. PROPERTIES

    During the fourth quarter of fiscal 1998, the Company consolidated operations at its headquarters in San Jose, California from three to two buildings in connection with the expiration of an existing lease. This consolidation has not reduced the Company's manufacturing or customer service and support capability. The Company now maintains its headquarters in San Jose, California in two leased facilities, aggregating approximately 117,500 square feet, which contain general administration and finance, marketing and sales, customer service and support, manufacturing and research and development. These two buildings have separate leases and both leases expire on December 31, 1999. The lease on one of the buildings totaling approximately 27,000 square feet has an option to renew for an additional five years. The Company is undecided as to whether or not it will exercise this option.

    The Company also leases four sales and support offices in the United States in Austin, Texas; Dallas, Texas; Mesa, Arizona; and East Fishkill, New York under leases expiring within one to three years. Additionally, the Company leases sales and support offices in Korea, Japan, Scotland, Singapore and Taiwan and Israel. Lease terms vary from two to ten years.

    The Company also leases two facilities in Japan totaling approximately 34,000 square feet, which is dedicated to the Company's LCD division. One of the facilities, totaling approximately 20,000 square feet, is used for administration, marketing and sales, customer service and support, manufacturing and research and development. The lease on this facility expires September 30, 2000. The other facility, totaling approximately 14,000 square feet, was acquired in December 1995 to expand production capability. The lease on this facility expires December 31, 1998 with an option to renew for an additional three years. It is currently anticipated that the Company will exercise its option to renew the lease on this facility.

    The Company believes that its existing facilities will adequately meet its anticipated requirements for the next twelve months and that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the Company's fiscal fourth quarter ended September 30, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company as of September 30, 1998 are as follows:

          NAME               AGE                               POSITION
------------------------  ---------  ------------------------------------------------------------
Asuri Raghavan               45      Chief Executive Officer, President and Director
Terry Gibson                 45      Vice President, Finance and Chief Financial Officer
Bill Alexander               42      Vice President, Worldwide Sales and Field Operations

    ASURI RAGHAVAN joined the Company in April 1998 as Chief Executive Officer and President. Mr. Raghavan was formerly employed by Kulicke and Soffa Industries, Inc. ("Kulicke") from June 1980 to October 1985 and from November 1988 to March 1998 where he most recently served as President of the Equipment Group. From 1993 to 1995 he served as Vice President of the wire bonding business and from 1995 to 1997 served as Senior Vice President of Marketing. From 1991 to 1993, Mr. Raghavan was Vice President of Strategic Development and from 1988 to 1991 was Director of Marketing for the Equipment Group. From 1985 to 1988, Mr. Raghavan was employed by American Optical Corporation where he held the position of Vice President of Research and Technology. From 1980 to 1985, Mr. Raghavan held various engineering, marketing and product development positions with Kulicke.

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

    BILL ALEXANDER joined the Company as Vice President, Worldwide Sales and Field Operations in August 1997. Prior to joining GaSonics, Mr. Alexander was employed by Tencor Corporation (now KLA-

Tencor Corporation) from November 1996 to August 1997 where he served as Vice President of Asia-Pacific Operations. From 1993 to 1996 he first served as Director of Asia Operations and later as Vice President of International Operations with Watkins-Johnson Company and from 1990 to 1993 held senior sales and marketing positions at Lam Research Corporation. From 1981 to 1990, Mr. Alexander held various management positions with Watkins-Johnson Company, Innovus Corporation, VLSI Technology and FMC Corporation.

    The executive officers serve at the discretion of the Board of Directors, until their successors are appointed. No family relationships exist among the Company's executive officers.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company has one class of stock outstanding, its common stock, which has a par value of $.001 per share.

    The Company's common stock is traded on The Nasdaq National Market under the symbol "GSNX". The following table sets forth the range of highest and lowest closing sales prices for the periods indicated as reported by The Nasdaq National Market. These prices do not include retail markups, markdowns, or commissions.

                                                                               HIGH        LOW
                                                                             ---------  ---------
FISCAL 1998
First Quarter..............................................................  $   22.81  $    8.75
Second Quarter.............................................................      14.88       9.75
Third Quarter..............................................................      12.63       6.94
Fourth Quarter.............................................................       8.13       3.44

FISCAL 1997
First Quarter..............................................................  $   12.63  $    6.88
Second Quarter.............................................................      19.62      10.25
Third Quarter..............................................................      15.63       8.13
Fourth Quarter.............................................................      23.06      12.63

    The Company has not paid cash dividends on its common stock since inception, and its Board of Directors presently plans to reinvest any Company earnings in its business. Additionally, certain financial covenants set forth in the Company's bank line of credit agreement limit the Company's ability to pay cash dividends. On November 25, 1998, the Company had approximately 146 stockholders of record and approximately 3,744 beneficial stockholders.

ITEM 6. SELECTED FINANCIAL DATA

                                                                        YEARS ENDED SEPTEMBER 30,
                                                        ---------------------------------------------------------
                                                           1998        1997        1996        1995       1994
                                                        ----------  ----------  ----------  ----------  ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATIONS:
Net sales.............................................  $  100,430  $  121,256  $  127,043  $  102,047  $  66,590
Gross margin..........................................      41,304      53,964      62,626      57,930     37,865
Operating income (loss)...............................      (9,597)      2,780      12,370      19,942     14,450
Net income (loss)(1)(2)(3)............................      (5,713)      3,007       8,930      16,126      9,890
Net income (loss) per share--Basic(1)(2)(3)...........       (0.41)       0.22        0.67        1.26       0.88
Net income (loss) per share--Diluted(1)(2)(3).........  $    (0.41) $     0.21  $     0.65  $     1.23  $    0.88

BALANCE SHEET:
Cash, cash equivalents and marketable securities......  $   32,338  $   24,884  $   25,909  $   36,599  $  21,230
Working capital.......................................      59,735      62,971      59,224      55,130     32,129
Total assets..........................................      97,216     104,382      96,430      85,367     43,682
Stockholders' equity..................................  $   75,408  $   79,193  $   72,689  $   63,188  $  33,370

                                                                                   QUARTERLY 1998
                                                                    ---------------------------------------------
                                                                       1ST         2ND         3RD         4TH
                                                                    ----------  ----------  ----------  ---------
                                                                                      UNAUDITED
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.........................................................  $   32,851  $   27,616  $   23,595  $  16,368
Gross margin......................................................      15,436      12,688       7,169      6,011
Operating income (loss)...........................................       2,878         130      (6,711)    (5,895)
Net income (loss)(1)..............................................       2,009         228      (4,202)    (3,748)
Net income (loss) per share--Basic(1).............................        0.14        0.02       (0.30)     (0.26)
Net income (loss) per share--Diluted(1)...........................  $     0.14  $     0.02  $    (0.30) $   (0.26)

                                                                                   QUARTERLY 1997
                                                                    ---------------------------------------------
                                                                       1ST         2ND         3RD         4TH
                                                                    ----------  ----------  ----------  ---------
                                                                                      UNAUDITED
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.........................................................  $   29,686  $   29,592  $   30,126  $  31,852
Gross margin......................................................      12,662      13,187      13,574     14,541
Operating income (loss)...........................................       1,374       1,735      (2,574)     2,245
Net income (loss)(2)(3)...........................................         929       1,281        (764)     1,561
Net income (loss) per share--Basic(2)(3)..........................        0.07        0.09       (0.06)      0.11
Net income (loss) per share--Diluted(2)(3)........................  $     0.07  $     0.09  $    (0.06) $    0.11

------------------------

1. Net loss for the third quarter ended June 30, 1998 and fourth quarter and year ended September 30, 1998 includes after tax charges of approximately $644,000 or $0.05 per share, $482,000 or $0.03 per share and $1.1 million or $0.08 per share, respectively, for costs related to reductions in force completed in June and September 1998.

2. Net loss for the third quarter ended June 30, 1997 and net income for the year ended September 30, 1997 includes a $2.9 million or $0.20 per share after tax write-off of an uncollectible account receivable due from a customer in Thailand (See Note 2 of Notes to the Consolidated Financial Statements).

3. Net income for the third quarter and fiscal year ended September 30, 1997 and fiscal year ended 1996 includes a non-operating after tax gain of approximately $790,000 and $93,000 or $0.05 and $0.01 per share, respectively, realized from the sale of stock from a third party (see
    Note 8 of Notes to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    With the exception of historical facts, the following Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, future sales, gross margins, product development, operating expense levels, and the sufficiency of financial resources to support future operations, and are subject to the Safe Harbor provisions created by that statute. Such statements are based on current expectations that involve inherent risks and uncertainties, including those discussed below and under the heading "Additional Risk Factors" that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to any forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

    The Company is a leading developer and supplier of a portfolio of products and services used in the fabrication of advanced integrated circuits ("ICs") and flat panel displays ("FPDs"). The Company's products consist of photoresist removal systems, residual removal systems, isotropic etch systems and high-pressure furnaces for the semiconductor industry and low-pressure chemical vapor deposition systems ("LPCVD") for the flat panel display industry. In addition, the Company provides spare parts and upgrades, as well as maintenance and support services

    The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future. The Company anticipates that factors continuing to affect its future operating results will include the cyclicality of the semiconductor industry and the markets served by the Company's customers including the current prolonged and severe downturn in the worldwide semiconductor industry, the timing of significant orders, patterns of capital spending by customers, the proportion of international sales to net sales, changes in pricing by the Company, its competitors, customers or suppliers, market acceptance of new and enhanced versions of the Company's products, the mix of products sold, financial systems, procedures and controls, credit terms, discounts, the timing of new product announcements and releases by the Company or its competitors, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, the Company's ability to produce systems in volume and meet customer requirements, the ability of any customer to finance its purchases of the Company's equipment, changes in overhead absorption levels due to changes in the number of systems manufactured, political and economic instability and lengthy sales cycles. The Company's gross margins have varied and will continue to vary materially based on a variety of factors including the mix and average selling prices of systems sales, the mix of revenues, including service and support revenues, overhead absorption levels, utilization of field service and support resources, and costs associated with new product introductions and enhancements and the customization of systems. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would also materially adversely affect the Company's business, financial condition and results of operations. Gross margin as a percentage of sales in fiscal 1998 has decreased from fiscal 1997 and fiscal 1997 gross margin as a percentage of sales has decreased from fiscal 1996 principally due to an increased under absorption of manufacturing overhead and under utilization of the field service and support infrastructure resulting from lower revenues due to the current prolonged and severe worldwide semiconductor business slowdown and changes in product sales mix, from higher margin single chamber systems to lower margin dual chamber systems. In addition, gross margin in fiscal 1998 was negatively impacted by approximately $2.5 million of charges to increase reserves for potentially excess and obsolete inventory. While the Company has and is continuing to manage its expenses to partially offset this loss of income from the decline in revenue and gross margins, it is anticipated that this slowdown in the industry will continue into next fiscal year and will continue to have a material adverse affect on the Company's business, financial condition, revenues and operating results.

RESULTS OF OPERATIONS

    The following table sets forth consolidated statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                                                       YEARS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                      1998       1997       1996
                                                                    ---------  ---------  ---------
Net sales.........................................................      100.0%     100.0%     100.0%
Cost of sales.....................................................       58.9       55.5       50.7
                                                                    ---------  ---------  ---------
Gross margin......................................................       41.1       44.5       49.3
                                                                    ---------  ---------  ---------
Operating expenses:
  Costs associated with reduction in force(1).....................        1.7         --         --
  Provision for uncollectible account(2)..........................         --        3.7         --
  Research and development........................................       20.4       14.4       14.2
  Selling, general and administrative.............................       28.6       24.1       25.4
                                                                    ---------  ---------  ---------
  Total operating expenses........................................       50.7       42.2       39.6
                                                                    ---------  ---------  ---------
Operating income (loss)...........................................       (9.6)       2.3        9.7
  Other income (expense):
  Interest expense................................................         --        (.1)        --
  Interest and other income.......................................        1.1         .6        1.0
  Gain on sale of investment(3)...................................         --        1.0         .1
                                                                    ---------  ---------  ---------
Income (loss) before provision (credit) for income taxes..........       (8.5)       3.8       10.8
Provision (benefit) for income taxes..............................       (2.8)       1.3        3.8
                                                                    ---------  ---------  ---------
Net income (loss).................................................       (5.7)%       2.5%       7.0%
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

    NET SALES. Net sales consist of revenues from system sales, spare part and upgrade sales and maintenance. Net sales decreased 17.2% to $100.4 million in fiscal 1998 from $121.3 million in fiscal 1997, and decreased 46.6% to $127.0 million in fiscal 1996. The decrease in sales from year to year is primarily the result of the severe worldwide business slowdown in the semiconductor industry that began in 1996 with a slowdown of equipment purchases by major North American IC manufacturers and eventually spread to nearly all types of IC manufacturers in nearly all geographic regions, including Asia/Pacific. This industry slowdown is due in large part to a DRAM supply and demand imbalance, depressed DRAM pricing, and the poor economic climate in Asia and Japan. Additionally, logic and microprocessor manufacturers have been adversely impacted by price decreases resulting from the introduction of the sub $1,000 personal computer ("PC") and the PC industry's move to a "quick turns" inventory program. As a result of the above, the Company is experiencing delays in receiving new orders and rescheduling or cancellations of previously ordered equipment by North America and Asian customers, in particular, which materially adversely affected sales for the last half of fiscal 1996 and all of fiscal 1997 and fiscal 1998. It is anticipated that the semiconductor downturn and the resultant delays and cancellations and rescheduling will continue to adversely impact the Company's business, financial condition and results of operations for the foreseeable future.

    Sales of single chamber ash/strip products have been significantly adversely impacted by the business slowdown, partially offset by a significant increase in sales of PEP dual chamber systems. Approximately

50% and 62% of the Company's net system sales in fiscal 1998 and 1997, respectively, were from PEP products, including both the photoresist removal and the post etch residue removal systems, as compared to less than 10% of net system sales in fiscal 1996.

    International sales, which are predominantly to customers based in Europe and Asia Pacific, accounted for approximately 45%, 55% and 54% of total net sales in fiscal 1998, 1997 and 1996, respectively. Sales to customers in North America increased to 55% of total sales in fiscal 1998 from 45% in fiscal 1997 and 46% in fiscal 1996. In Europe, sales increased to 24% of total net sales in fiscal 1998 from 16% in fiscal 1997 and 20% in fiscal 1996. For Japan and Asia Pacific, sales decreased to 21% in fiscal 1998 from 38% and 33% in fiscal 1997 and 1996, respectively. The decrease in the Japan and Asia Pacific sales in fiscal 1998 is attributable primarily to the financial crisis in that region. Despite the general decline in international sales in 1998, the Company has continued to invest significant resources in international markets, particularly in Japan, Singapore, Taiwan, and the United Kingdom during fiscal 1998 in an attempt to increase its global market share. The Company's percentage of international sales will continue to fluctuate from period to period, but the Company anticipates that international sales will continue to account for a significant portion of net sales in fiscal 1999. The current Asian economic slowdown, however, may have a significant adverse impact on international net sales in fiscal 1999.

    With the continuing financial crisis in Asia and Japan and the apparent continued caution by North American customers, the Company anticipates that its total net sales for the next several quarters in fiscal 1999 will be below prior period levels, and may fall below the Company's net sales for the quarter ended September 30, 1998.

    GROSS MARGIN. The Company's gross margin as a percentage of net sales was 41.1% in fiscal 1998, 44.5% in fiscal 1997 and 49.3% in fiscal 1996. The decrease in gross margin for fiscal years 1998 and 1997 primarily reflects the impact of the Company's under-absorbed manufacturing overhead and under utilization of the field service and support infrastructure resulting from lower net sales and lower sales volume of the Company's more mature, higher margin single chamber systems. Additionally, gross margin in fiscal 1998 was negatively impacted by approximately $2.5 million of charges to increase reserves for potentially excess manufacturing and spare parts inventory resulting from the reduction in product demand and for certain potentially obsolete finished units. The charge related to finished units was for certain older generation single chamber products which have not met sales expectations. This reserve was also driven partially by the success of the Company's Performance Enhancement Platform (PEP) in that customers have transitioned to the multi-chamber PEP platform faster than anticipated resulting in reduced demand for single chamber systems. The Company expects that its gross margin will continue to be materially adversely impacted by inefficiencies associated with new product introductions, sales of lower margin multi-chamber and flat panel display systems, competitive pricing pressures, the general slowdown in the semiconductor industry, the economic troubles currently being experienced by many countries in Asia, including companies in some of the Company's major markets such as Japan and Korea, changes in product mix and other factors. The Company will continue to focus on its gross margin improvement programs, including the introduction of new value-added applications, features and options on the PEP systems, targeted cost reduction programs and controlled spending. However, the Company expects that its gross margin rates for the next several quarters in fiscal 1999 will decline as compared to prior year comparable periods due to the impact of anticipated lower sales volume and the fixed cost of manufacturing, service and support.

    PROVISION FOR UNCOLLECTIBLE ACCOUNT. In the third quarter of fiscal 1997, the Company recorded an expense of $4.5 million related to the write-off of an uncollectible account receivable (see Note 2 of Notes to the Consolidated Financial Statements).

    COSTS ASSOCIATED WITH REDUCTION IN FORCE. In fiscal 1998, the Company reduced its workforce by approximately 22% in response to market conditions and recorded a charge of $1.7 million primarily for the costs of severance compensation and consolidation of facilities. As of September 30, 1998 approximately $946,000 of the $1.7 million has been paid and $754,000 remains on the Company's books as an accrual.

    RESEARCH AND DEVELOPMENT (R&D). The Company's R&D expenses consist primarily of salaries, project materials, consultant fees and other costs associated with the Company's R&D efforts. The Company's R&D expenses as a percentage of net sales increased to 20.4% in fiscal 1998 from 14.4% in fiscal 1997 and 14.2% in fiscal 1996. In absolute dollars, R&D expenses increased to $20.5 million in fiscal 1998 from $17.4 million and $18.0 million in fiscal 1997 and 1996, respectively. The increase in R&D spending in fiscal 1998 from fiscal 1997 and fiscal 1996 is primarily attributable to the development of several new product and process capabilities for advanced photoresist and advanced clean applications utilizing the Company's PEP platform and for the development of a 300mm platform. Expenses for fiscal 1998 also include approximately $500,000 in charges related to accelerated write-downs of certain older generation development equipment and consulting charges. During fiscal 1998, the Company maintained its R&D spending at pre-slowdown levels to continue critical programs, particularly the support of the expanding number of available applications, the development of the 300mm platform and the support of the LCD flat panel business and applications development of the VHP technology.

    During the third and fourth quarters of fiscal 1998, the Company completed a number of cost reduction programs including reductions in force, reductions in discretionary spending, a reprioritization of programs, reductions in capital spending and shut-down days. As a result of these actions the Company anticipates that R&D expenses in absolute dollars may decrease in fiscal 1999.

    SELLING, GENERAL AND ADMINISTRATIVE (SG&A). The Company's SG&A expenses decreased to $28.7 million in fiscal 1998 from $29.3 million in fiscal 1997 and from $32.3 million in fiscal 1996. As a percentage of net sales, SG&A expenses increased to 28.6% in fiscal 1998 from 24.1% in fiscal 1997 and 25.4% in fiscal 1996. The Company's SG&A expenses for fiscal 1998 include approximately $700,000 in charges primarily for the write-down of older generation demonstration and evaluation equipment, which is underutilized and is not likely to be sold. Excluding these charges, fiscal 1998 SG&A expenses would have been lower than fiscal 1997 by $1.3 million, primarily due to lower third party sales commissions on international sales. Over the last two years, the Company has built a worldwide direct sales and support organization which has decreased the Company's dependence on third party representatives for these services. Consequently, third party commissions in most regions have been eliminated or reduced, partially offset by increased expenses related to hiring and other expenses associated with building the Company's direct sales and support organizations. The decrease in fiscal 1997 SG&A expenses from fiscal 1996 was also mostly due to reduced third party commissions and, to a lesser extent, to a reduction in force that occurred in the fourth quarter of fiscal 1996. The Company anticipates that SG&A expenses in fiscal 1999, particularly in the first three quarters, will be lower than the comparable periods of fiscal 1998 as a result of cost reduction activities implemented during the third and fourth quarters of fiscal 1998.

    OTHER INCOME (EXPENSE). Other income and expense generally consists of interest expense, interest income, currency translation gains and losses, royalty income and gains on sales of stock of a third party. Interest expense of approximately $26,000, $91,000 and $64,000 was incurred by the Company in fiscal 1998, 1997 and 1996, respectively, primarily as a result of borrowings under a short-term credit facility from the Bank of Tokyo-Mitsubishi by the Company's wholly-owned Japanese subsidiary, GaSonics International Japan K.K. As of September 30, 1998, borrowings under this loan agreement were approximately 296 million yen, which is equivalent to approximately $2.1 million. The increase in interest and other income in fiscal 1998 from fiscal 1997 is primarily due to royalty income received in connection with the sale of the Company's industrial plasma cleaning products and services business that was sold in July 1997. The decrease in interest and other income in fiscal 1997 from fiscal 1996 is principally due to a decrease in interest income resulting from a significant use of cash during the first three quarters of fiscal 1997 to fund operations and purchase capital equipment including the installation of a new computer system.

    Net income for fiscal 1996 and fiscal 1997 was favorably impacted by sales of shares held by the Company in a third party corporation, which shares were received in exchange for technology and certain services rendered in fiscal 1990. The Company realized pretax gains in fiscal years 1996 and 1997 of approximately $143,000 and $1,215,000, respectively, from these sales (see Note 8 of Notes to the Consolidated Financial Statements). There was no such gains recorded in fiscal 1998 as the last shares were sold in fiscal 1997.

    PROVISION FOR INCOME TAXES/BENEFITS. The Company had an effective tax benefit rate of (33.0%) in fiscal 1998 and an effective tax rate of 35% in fiscal years 1997 and 1996. The Company recognized a tax benefit in fiscal 1998 due to the anticipated carry back of current net operating losses to prior periods.

LIQUIDITY AND CAPITAL RESOURCES

    During fiscal 1998, cash, cash equivalents and marketable securities increased by $7.5 million to $32.3 million at September 30, 1998 from $24.9 million at September 30, 1997. Operations provided cash of approximately $9.5 million and $1.9 million in fiscal 1998 and 1997, respectively, and used cash of approximately $5.6 million in fiscal 1996. Investing activities utilized cash of approximately $4.0 million, $5.9 million and $5.7 million in fiscal 1998, 1997 and 1996, respectively, for the acquisition of property and equipment. Fiscal 1996 spending for the acquisition of property and equipment is net of $1.3 million in proceeds received from the sale of equipment by the Company's wholly-owned Japanese subsidiary. Capital spending in fiscal years 1997 and 1996 included approximately $2.8 million and $2.0 million, respectively, for the purchase and installation of a new management information system. Investing activities used cash of approximately $6.1 million in fiscal 1998 for the purchase of marketable securities and provided cash in fiscal 1997 and fiscal 1996 of approximately $1.7 million and $13.4 million, respectively. Financing activities in fiscal 1998, 1996 and 1997 provided cash of $2.0 million, $3.9 million and $2.1 million, respectively, primarily from the sale of stock under the Company's employee stock purchase program. In fiscal 1997, financing activities also included the repayment of a loan by the Company's Japanese subsidiary, GaSonics International Japan K.K., to the Bank of Tokyo-Mitsubishi in the amount of $2.5 million and the acquisition of a new credit facility with the same bank. At September 30, 1998 borrowings under this agreement totaled $2.1 million (see Note 6 of Notes to the Consolidated Financial Statements).

    At September 30, 1998, the Company had working capital of approximately $59.7 million. Accounts receivable decreased to $15.0 million at the end of fiscal 1998 from $28.3 million at the end of fiscal 1997 primarily due to lower sales. Inventories also decreased to $20.8 million at the end of fiscal 1998 compared to $27.1 million at the end of fiscal 1997 due principally to decreased inventories resulting from anticipated lower sales volume and charges of $2.5 million taken in the third quarter of fiscal 1998 to increase reserves for potentially excess raw materials and spare parts inventory and for certain potentially obsolete finished goods. The Company expects future inventory levels to fluctuate from period to period, and believes that because of the relatively long manufacturing cycle of its equipment, its investment in inventories will continue to require a significant portion of working capital. As a result of such investment in inventories, the Company may be subject to an increasing risk of inventory obsolescence, which could materially adversely affect the Company's operating results.

    At September 30, 1998, the Company's principal sources of liquidity consisted of approximately $14.7 million of cash and cash equivalents, $17.6 million in marketable securities, and $20.0 million available under the Company's unsecured working capital line of credit with Union Bank which expires on March 31, 1999. A commercial letter of credit provision of $500,000 and a foreign exchange contract provision of $1.0 million are also provided under the line of credit. This line of credit bears interest at the bank's LIBOR rate plus 1.25% per annum. Available borrowing under the credit line is reduced by the amount of outstanding letters of credit. As of September 30, 1998, except for $69,193 outstanding under the letter of credit provision, there were no borrowings under this line. This line of credit contains certain covenants, including covenants relating to financial ratios and tangible net worth which must be maintained by the Company. The Company was not in compliance with the line of credit profitability covenant as of June 30, 1998 because of the loss for the fiscal year. However, Union Bank waived the Company's non-compliance with this covenant and amended the Loan Agreement to provide for the payment by the Company of a commitment fee on the average unused portion of the credit line for the preceding quarter in the amount of .15% per annum and amended the profitability covenant to provide that the Company may not incur a net loss exceeding $5.0 million for the six month period beginning July 1, 1998 and ending December 31, 1998. After such time, the Company must maintain a net profit to avoid violating the covenant. As of September 30, 1998, the Company was in compliance with its bank covenants. The Company's wholly-owned Japanese subsidiary, GaSonics International Japan K.K., has a credit facility with the Bank of Tokyo-Mitsubishi with an available credit line of 300 million Japanese yen which, as of September 30, 1988, is equivalent to approximately $2.1 million U.S. dollars. This credit facility bears interest at a rate of 1.65% per annum, is secured by a Letter of Guarantee issued by the Company and expires on March 31, 1999. As of September 30, 1998, GaSonics International Japan K.K. had borrowed 296 million yen under this credit facility, which is equivalent to approximately $2.1 million as of that date (see Note 6 of Notes to the Consolidated Financial Statements).

    The Company believes that its existing cash, cash equivalents, marketable securities and available lines of credit at September 30, 1998 are sufficient to meet the Company's cash requirements during the next twelve months. Beyond the next twelve months, the Company may require additional equity or debt financing to achieve its working capital or capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on reasonable terms.

YEAR 2000 READINESS DISCLOSURE

    The Year 2000 compliance issue (in which systems do not properly recognize date sensitive information when the year changes to 2000) creates certain risks for the Company. To address the issue, the Company has assembled a task force to assure that the products and systems supplied to the Company and the products the Company supplies to its customers, are Year 2000 compliant and to review and assess internal software, data management, accounting, manufacturing and operational systems to ensure that they do not malfunction as a result of the Year 2000 date transition.

    The Company is working with its significant suppliers and is preparing a contingency plan to address the possibility that one or more suppliers may not be able to provide Year 2000 compliant products or services in a timely manner. The Company's contingency plans are expected to address alternative solutions including alternative sources for such products or services. Such contingency plans are scheduled to be completed by September 30, 1999. With respect to compliance of the products the Company supplies to its customers, the Company intends to adhere to Year 2000 test case scenarios established by SEMATECH, an industry group comprised of U.S. semiconductor and semiconductor equipment manufacturers. There can be no assurance that the Company's products do not contain, and will not continue to contain, undetected errors associated with Year 2000 date functions that may result in material costs to the Company, including increased repair and warranty costs and costs incurred in litigation due to any such defects.

    The Company relies heavily on its existing application software and operating systems for its internal operations. If internal data management, accounting and/or manufacturing or operational software and systems do not adequately or accurately process or manage day or date information beyond the year 1999, there could be a material adverse impact on the Company's operations. The Company's failure to ensure Year 2000 compliance of its internal systems may cause disruption in the Company's automated accounting, financial planning, data management and manufacturing operations which could have a material effect on the Company's short-term ability to manage its day-to-day operations in an efficient, cost-effective and reliable manner. Assessment and corrective measures are proceeding in parallel. These assessment and corrective measures are intended to encompass all significant categories of systems used by the Company, including data management, accounting, manufacturing, sales, human resources and operational software and systems. The Company's assessment efforts are substantially complete and the Company currently expects that its assessment, corrective measures and contingency planning (where necessary) will be complete by the end of fiscal 1999, with the goal of resolving all material internal programs and systems prior to the Year 2000 date transition.

    In connection with the Company's assessment and corrective measures, both to ensure that the operating systems accompanying its products and that its internal products and systems, are Year 2000 compliant, the Company expects both to replace some software and systems and to upgrade others where appropriate. Where the Company cannot upgrade certain components of its current products, the Company may replace non-compliant operating systems with systems demonstrated to be Year 2000 compliant in both new products and installed products. With respect to products no longer offered by the Company but still in use, the Company may offer, for a fee, upgrades to make such products Year 2000 compliant or may decide not to offer any such upgrades. With respect to products and systems supplied to the Company for use internally, the Company intends to upgrade all material non-compliant products and systems and, where necessary or where no reasonable upgrade is available, replace such non-compliant products and systems with products and systems demonstrated to be Year 2000 compliant.

    The Company is in the process of identifying for its customers the corrective measures necessary to ensure that its installed products are Year 2000 compliant, including compliance of third-party products (such as software) incorporated into the Company's installed products. In this regard, the Company is incurring, and will continue to incur throughout fiscal 1999, various expenses to provide customer support regarding Year 2000 issues, and certain of such expenses are expected to be passed on to the Company's customers. The Company's failure to ensure, at all or in a timely or reasonable manner, that its products are Year 2000 compliant may cause disruption in the customer's ability to derive expected productivity from those products or to integrate the products fully and functionally into certain automated manufacturing environments and, therefore, could lead to increased customer dissatisfaction, increased warranty and repair costs and a material adverse effect on the Company's business, financial condition and results of operations.

    The Company estimates that the costs directly related to addressing Year 2000 issues, both in its products and internally, will be approximately $2 million to $3 million, of which approximately $1 million has been spent as of September 30, 1998.

    The Company believes that its Year 2000 compliance project and contingency plans will be completed on a timely basis, and in advance of the Year 2000 date transition and will not have a material adverse effect on the Company's business, financial condition or results of operations. However, there can be no assurance that unexpected delays or problems, including the failure to ensure Year 2000 compliance by systems or products supplied to the Company by a third party, will not have an adverse effect on the Company, its financial performance, its relationship with its customers or the competitiveness or customer acceptance of its products. Further, the Company's current understanding of expected costs is subject to change as the project progresses and does not include potential costs related to actual customer claims, including claims for warranty and repair, or the cost of internal software and hardware replaced in the normal course of business, the installation of which may be accelerated to provide solutions to Year 2000 compliance issues.

ADDITIONAL RISK FACTORS

SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS

    The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future. The Company anticipates that factors continuing to affect its future operating results will include the cyclicality of the semiconductor industry and the markets served by the Company's customers, particularly the current prolonged, severe worldwide semiconductor slowdown, the timing and terms of significant orders, patterns of capital spending by customers, the proportion of direct sales and sales through distributors, the proportion of international sales to net sales, changes in pricing by the Company, its competitors, customers or suppliers, market acceptance of new and enhanced versions of the Company's products, inventory obsolescence, accounts receivable write-offs, the mix of products sold, financial systems, procedures and controls, discounts, the timing of new product announcements and releases by the Company or its competitors, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, the Company's ability to produce systems in volume and meet customer requirements, the ability of any customer to finance its purchases of the Company's equipment, changes in overhead absorption levels due to changes in the number of systems manufactured, political and economic instability throughout the world, particularly in the Asia-Pacific region, and lengthy sales cycles. The Company's gross margins have varied and will continue to vary materially based on a variety of factors including the mix and average selling prices of systems sales, the mix of revenues, including service and support revenues, and the costs associated with new product introductions and enhancements and the customization of systems. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would also materially adversely affect the Company's business, financial condition and results of operations. For example, the Company has experienced and expects to continue to experience decreased sales of its single chamber products due to the introduction of the PEP systems. The Company's gross margin and overall gross margin rate has sharply declined from the level attained in prior years, in part, due to an increased under absorption of manufacturing overhead and under utilization of the field service and support infrastructure resulting from lower net sales, changes in product mix from fewer higher margin rate and mature single chamber products to lower margin rate dual chamber products, start-up inefficiencies associated with new products, competitive pricing pressures, products sold by the Company's liquid crystal display manufacturing equipment (LCD) division in Japan, and other factors. Additionally, the Company's sales and earnings for approximately the last two years were materially adversely affected by the current worldwide semiconductor business slowdown and it is anticipated that the slowdown in the industry will continue to have a material adverse effect on the Company's future revenues and operating results for the next several quarters. There can be no assurance that the Company will be able to maintain its sales at current levels.

LIMITED SYSTEM SALES; BACKLOG

    The Company derives a substantial portion of its sales from the sale of systems which typically range in price from approximately $150,000 to $850,000 for its photoresist and post-etch residue removal systems and up to approximately $2.0 million or more for many of its other products. As a result, the timing of revenue recognition for even a single transaction has had and could continue to have a material adverse effect on the Company's sales and operating results. The Company's backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's sales objectives for that quarter. Moreover, all customer purchase orders are subject to cancellation or rescheduling by the customer with limited or no penalties and, therefore, backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period. The Company has in the past, experienced and expects to continue to experience cancellations and rescheduling of orders. As a result, the Company's net sales and operating results for a quarter depend upon the Company obtaining orders for systems to be shipped in the same quarter that the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during such period. Furthermore, most of the Company's quarterly net sales have recently been realized near the end of the quarter. A delay in a shipment near the end of a particular quarter, due, for example, to an unanticipated shipment rescheduling, to cancellations or deferrals by customers, to unexpected manufacturing difficulties experienced by the Company, additional customer configuration requirements or to supply shortages, may cause net sales in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for any such quarter. In addition, significant investments in research and development, capital equipment and customer service and support capability worldwide have resulted in significant fixed costs which the Company has not been and will not be able to reduce rapidly if sales goals for a particular period are not met. Because the Company builds its systems according to forecast, a reduction in customer orders or backlog will lead to excess inventory and possibly inventory obsolescence, increased costs and reduced margins which could materially adversely effect the Company's business, financial condition and results of operations. The impact of these and other factors on the Company's operating results in any future period cannot be forecasted accurately. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CYCLICALITY OF SEMICONDUCTOR INDUSTRY

    The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities which, in turn, depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including systems manufactured and marketed by the Company. Beginning in 1996, the worldwide semiconductor industry has experienced a severe cyclical downturn, which has extended throughout 1998. During this period, the Company has experienced significant cancellations and delays of new orders and rescheduling of existing orders that have materially adversely affected the Company's financial results and the Company expects such factors will continue to materially adversely affect its future financial results. Accordingly, the Company can give no assurance that it will be able to increase or even maintain its current level of sales. Additionally, the Company anticipates that a significant portion of new orders depend upon demand from integrated circuit (IC) manufacturers building or expanding large fabrication facilities, and there can be no assurance that such demand will exist particularly in light of the announcements by several companies in the IC market of lower than expected earnings or losses, as well as restructurings and layoffs. See "Business--Industry Background."

HIGHLY COMPETITIVE INDUSTRY

    The semiconductor capital equipment industry is intensely competitive. A substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular supplier's capital equipment, the manufacturer often relies for a significant period of time upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Accordingly, it is difficult for the Company to sell to a particular customer for a significant period of time if that customer selects a competitor's capital equipment. The Company currently has only one principal product line and experiences intense competition worldwide from a number of foreign and domestic manufacturers, including Canon, Applied Materials, Inc., Eaton Corporation, Lam Research Corporation, Matrix Semiconductor Systems, Inc., Mattson Technology, Inc., Plasma Systems and MC Electronics, some of which have substantially greater installed bases and greater financial, marketing, personnel, technical and other resources than the Company. One of the Company's competitors, Fusion, was acquired by Eaton Corporation, a very large corporation, further enhancing the resources of one of the Company's competitors. The Company believes that the industry will continue to be subject to increased consolidation which will increase the number of larger more powerful companies in the industry sector in which the Company competes. Certain of the Company's competitors have announced the introduction of, or have introduced or acquired, competitive products that offer enhanced technologies and improvements. For example, Applied Materials and Lam Research have modules on their products which remove photoresist using dry chemical processing and, therefore, compete with the Company's products. The Company expects its competitors to continue to develop, enhance or acquire competitive products that may offer improved price or performance features. New product announcements, introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems in addition to intense price competition or otherwise could make the Company's systems or technology obsolete or non-competitive. In addition, by virtue of its reliance on sales of advanced dry chemistry processing equipment, the Company could be at a disadvantage compared to certain competitors that offer more diversified product lines. The Company believes that it will continue to face competition from current and new suppliers employing other technologies, such as wet chemistry, traditional dry chemistry and other techniques, as such competitors attempt to extend the capabilities of their existing products. Increased competitive pressure has led and may continue to lead to reduced demand and lower prices for the Company's products, thereby materially adversely affecting the Company's business, financial condition and operating results. There can be no assurance that the Company will be able to compete successfully in the future.

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

    Competitors of the Company's LCD division in Japan include Japan-based companies and Japan-based joint ventures such as Applied Komatsu, Koyo Lindbergh and ULVAC. These competitors manufacture alternative technology systems and are well established in Japan and they could, at any time, enter the Company's markets with improved technology or with systems that are directly competitive with those of the Company's LCD division. Late in fiscal 1995, the Company acquired its LCD division in Japan, but to date, this has not enabled the Company to significantly penetrate the photoresist removal market in Japan. Japanese IC process equipment manufacturers dominate the market for certain types of integrated circuits which use the Company's systems. Japanese manufacturers are well established in the Japanese process equipment market, making it difficult for non-Japanese manufacturers to penetrate the Japanese market. Furthermore, Japanese semiconductor manufacturers have extended their influence outside of Japan by licensing products and process technologies to non-Japanese semiconductor manufacturers. Such licenses could result in a recommendation to use certain semiconductor capital equipment manufactured by Japanese companies. The Company has not established itself as a major competitor in the Japanese market and there can be no assurance that the Company will be able to achieve significant sales to Japanese IC manufacturers or compete successfully in the future. See "Business--Competition."

DEPENDENCE ON KEY CUSTOMERS

    Historically, the Company has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to the Company's ten largest customers in fiscal 1996, 1997 and 1998 accounted for approximately 51%, 66%, and 64% of net sales, respectively. In fiscal 1996, sales to Intel accounted for approximately 11% of total net sales. In fiscal 1997, sales to Samsung and Promos Technologies each accounted for approximately 11% of net sales and Intel accounted for approximately 10% of net sales. Intel and Motorola accounted for approximately 20% and 11%, respectively, of fiscal 1998 net sales. The Company expects that sales of its products to relatively few large customers will continue to account for a high percentage of net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Moreover, sales to certain of its customers have decreased as those customers have completed or delayed purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, has materially adversely affected and could in the future materially adversely affect the Company's business, financial condition and results of operations. The Company's ability to increase or maintain current sales levels in the future will depend, in part, upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance. See "Business--Customers."

EXPANSION OF OPERATIONS; MANAGEMENT OF GROWTH

    Since 1993, the Company has significantly increased the scale of its operations to support sales levels and, despite recent layoffs, has generally expanded its operations to address critical infrastructure requirements, including the hiring of additional personnel, commencement of independent operations in the United Kingdom, Ireland, France, Italy, Korea, Japan, Singapore, Taiwan and Israel and significant investments in research and development to support product development. In addition, in 1998, the Company hired a new President and Chief Executive Officer. The Company's expansion has resulted in significantly higher operating expenses and until there is a sustained upturn in the semiconductor industry resulting in an increased demand for equipment, it is anticipated that the Company's future operating results will continue to be materially adversely affected through at least the next several quarters.

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

RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION

    The semiconductor manufacturing industry is subject to rapid technological change and new product introductions and enhancements. The Company's ability to be competitive will depend in large part upon its ability to develop new and enhanced systems and to introduce these systems at competitive prices and in a timely and cost effective manner to enable customers to integrate the systems into their operations either prior to or upon commencement of volume product manufacturing. In addition, new product introductions or enhancements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure has led to intensified price-based competition resulting in lower prices and margins, which has and could continue to materially adversely affect the Company's business, financial condition and results of operations. Any success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, effective sales and marketing and product performance in the field. In particular, the Company's future performance will depend in part upon the successful commercialization of the VHP, LPCVD systems and 300mm systems. There can be no assurance that any such product will achieve significant revenues, if any, or enhance the Company's profitability. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the type of ICs under development by leading IC manufacturers and the equipment required to produce such ICs. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products and any failure could have a material adverse effect on the Company's business, financial condition and results of operations.

    Because of the large number of components in, and the complexity of, the Company's systems, significant delays can occur between a system's initial introduction and the commencement of volume production. As is typical in the semiconductor capital equipment market, the Company has experienced delays from time to time in the introduction of, and certain technical, quality and manufacturing difficulties with, certain of its systems and enhancements and may continue to experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. The Company's inability to complete the development or meet the technical specifications of any of its new systems or enhancements or to manufacture and ship these systems or enhancements in volume and in a timely manner would materially adversely affect the Company's business, financial condition and results of operations as well as its customer relationships. In addition, the Company may incur substantial unanticipated costs to ensure the functionality and reliability of its future product introductions early in the product's life cycle. If new products have reliability or quality problems, the Company may experience decreased sales, loss of customers, reduced orders or higher manufacturing costs, increased costs, delays in collecting accounts receivable and additional service and warranty expenses, any of which could materially adversely affect the Company's business, financial condition and results of operations. See "Business--Research and Development."

LENGTHY SALES CYCLE

    Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity through the expansion of existing fabrication facilities or the opening of new facilities, which typically involves a significant capital commitment. The Company often experiences delays in finalizing system sales following initial system qualification while the customer evaluates and receives approvals for the purchase of the Company's systems and completes a new or expanded facility. Due to these and other factors, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort which may not ultimately lead to actual sales. The Company believes that the length of the sales cycle will continue to increase as certain of its customers centralize purchasing decisions into one decision making entity and continue to be cautious in their purchase decisions due to the current severe downturn in the semiconductor market, which is expected to intensify the evaluation process and require additional sales and marketing expenditures by the Company. Lengthy sales cycles subject the Company to a number of significant risks, including obsolescence and fluctuations and non-predictability of operating results, over which the Company has little or no control.

RISKS ASSOCIATED WITH THE JAPANESE MARKET

    The Company believes that increased penetration of the Asia Pacific market, particularly Japan, will be essential to its future financial performance. To date, however, the Company has sold relatively few systems to Japanese semiconductor manufacturers. Sales in Japan accounted for approximately 9% of the Company's total net sales in both fiscal 1996 and fiscal 1997 and 4% of total net sales in fiscal 1998. The Japanese semiconductor market (including fabrication plants operated outside of Japan by Japanese semiconductor manufacturers) represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and has been difficult for non-Japanese companies to penetrate. Furthermore, the licensing of products and process technologies by Japanese semiconductor manufacturers to non-Japanese semiconductor manufacturers has resulted in recommendations to use certain semiconductor capital equipment manufactured by Japanese companies. Late in fiscal 1995, the Company acquired its LCD division in Japan, but to date, this has not enabled the Company to significantly penetrate the photoresist removal market in Japan. As a relatively recent entrant, the Company is at a distinct competitive disadvantage in the Japanese market compared to leading Japanese suppliers, many of which have long-standing collaborative relationships with Japanese semiconductor manufacturers. In addition, since 1992, Japanese semiconductor manufacturers have substantially reduced their levels of capital spending on new fabrication facilities and equipment, particularly over the past two years due to the overall downturn in the

Japanese economy and the severe downturn in the worldwide semiconductor market, thereby, further increasing competitive pressures in the Japanese market. Although the Company is investing significant resources, and has established a direct presence, in Japan, which has and will significantly increase operating expenses, there can be no assurance that the Company will be able to achieve significant sales to the Japanese semiconductor market, which failure could materially adversely affect the Company's business, financial condition and results of operations. See "Business--Sales, Service and Customer Support."

INTERNATIONAL SALES

    International sales accounted for 54%, 55%, and 45% of net sales in fiscal years 1996, 1997 and 1998, respectively. The Company has established independent operations in the United Kingdom, Ireland, France, Italy, Korea, Japan, Singapore, Taiwan and Israel. The Company anticipates that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rates, foreign currency fluctuations, tariffs and other barriers, political and economic instability, potentially adverse tax consequences, natural disasters, outbreaks of hostilities, difficulties in accounts receivable collection, extended payment terms, difficulties in managing distributors or representatives and difficulties in staffing and managing foreign subsidiary and branch operations. The Company is also subject to the risks associated with the imposition of legislation and import and export regulations. The Company cannot predict whether tariffs, quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Sales, Service and Customer Support."

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

    As is typical in the semiconductor industry, the Company occasionally receives notices from third parties alleging infringement claims. Although there are currently no pending claims or lawsuits against the Company regarding any possible infringement claims, there can be no assurance that infringement claims against them by third parties or claims for indemnification by the Company's customers resulting from infringement claims will not be asserted in the future against the Company or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights if available on reasonable terms or at all. Any such license would increase the Company's expenses and could cause a material adverse effect on the Company's business, financial condition and results of operations. The Company could decide, in the alternative, to resort to litigation to challenge such claims or enforce its proprietary rights. Litigation, even if successful, could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations.

SOLE OR LIMITED SOURCES OF SUPPLY; RELIANCE ON SUBCONTRACTORS; COMPLEXITY IN
  MANUFACTURING PROCESS

    Certain components, subassemblies and services necessary for the manufacture of the Company's systems are obtained from a sole supplier or a limited group of suppliers. Specifically, the Company relies on three companies for supply of the robotics, two other companies for microwave power supplies, two companies for platens, one company for magnetrons and one company for microwave applicators used in its products. The Company's LCD division in Japan is heavily dependent on one key supplier for quartz and ceramic fabrication used in its LPCVD systems. The Company is exploring alternative sources or technology to provide back up for critical materials when the primary suppliers are unable to deliver. In addition, the Company has been establishing longer term contracts with these suppliers to mitigate the potential risks of inadequate supply of required components and control over pricing and timely delivery of components and subassemblies. However, the Company is relying increasingly on outside vendors to manufacture certain components and subassemblies. The Company's reliance on sole or a limited group of suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components and subassemblies. Because the manufacture of certain of these components and subassemblies is an extremely complex process and requires long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur in the future. Certain of the Company's suppliers have relatively limited financial and other resources. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could significantly delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Manufacturing."

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

ENVIRONMENTAL REGULATIONS

    The Company is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in substantial fines being imposed on the Company, suspension of production, alteration of its manufacturing process or cessation of operations. Such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses to comply with environmental regulations. Any failure by the Company to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject the Company to significant liabilities and could result in a material adverse effect on the Company's business, financial condition and results of operations.

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

    As of September 30, 1998, the Company's officers, directors and members of their families who may be deemed affiliates of such persons beneficially owned approximately 23% of the Company's outstanding shares of Common Stock. Accordingly, these stockholders will be able to significantly influence the election of the Company's directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how other stockholders of the Company may vote. Such a high level of ownership by such persons or entities may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. Certain provisions of the Company's Certificate of Incorporation, 1994 Stock Option/Stock Issuance Plan, Bylaws and Delaware law may also discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the ability of the Company's Board of Directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company.

VOLATILITY OF STOCK PRICE

    The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, sales of the Company's Common Stock into the market place, failure to meet or changes in analysts' expectations, general conditions in the semiconductor industry or the worldwide economy, natural disasters, outbreaks of hostilities, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks such as the Company's, in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Moreover, in recent years the stocks of many companies in the semiconductor capital equipment business, including the stock of the Company, have declined substantially due to the worldwide semiconductor downturn. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

INTEREST RATE RISK

    The Company's exposure to market risk for change in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company invests in high-credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company ensures the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk.

    The Company mitigates default risk by investing in safe and high-credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

    The table below presents principal amounts and related weighted average interest rates by date of maturity for the Company's investment portfolio (in thousands):

                                                                          FISCAL YEARS
                                                                 -------------------------------
                                                                   1999       2000       2001
                                                                 ---------  ---------  ---------
Cash equivalents and short-term investments
  Fixed rate short-term investments............................  $  15,631  $   9,419  $     647
  Average interest rate........................................       3.75%      3.88%      3.85%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $   14,698  $   13,307
  Marketable securities...................................................................      17,640      11,577
  Trade accounts receivable, net of allowance for doubtful accounts of $840 in 1998 and
    $720 in 1997..........................................................................      15,026      28,315
  Inventories.............................................................................      20,822      27,075
  Net deferred tax asset..................................................................       5,697       4,868
  Prepaid expenses and other current assets...............................................       7,437       2,617
                                                                                            ----------  ----------
      Total current assets................................................................      81,320      87,759
                                                                                            ----------  ----------
Property and equipment:
  Furniture and fixtures..................................................................         786         758
  Machinery and equipment.................................................................      20,099      16,602
  Leasehold improvements..................................................................       4,023       4,090
                                                                                            ----------  ----------
                                                                                                24,908      21,450
  Less--accumulated depreciation and amortization.........................................     (10,098)     (6,509)
                                                                                            ----------  ----------
      Net property and equipment..........................................................      14,810      14,941
                                                                                            ----------  ----------
Deposits and other assets.................................................................       1,086       1,682
                                                                                            ----------  ----------
      Total assets........................................................................  $   97,216  $  104,382
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings under credit facility........................................................  $    2,116  $    2,036
  Accounts payable........................................................................       4,008       6,812
  Income taxes payable....................................................................       4,038       3,054
  Other accrued liabilities...............................................................      11,423      12,886
                                                                                            ----------  ----------
      Total current liabilities...........................................................      21,585      24,788
                                                                                            ----------  ----------
Long-term liabilities:
  Deferred rent...........................................................................         223         401
Commitments (Note 9)
Stockholder's equity:
  Preferred stock, $0.001 par value: Authorized shares--2,000,000.........................          --          --
  Common stock, $0.001 par value: Authorized shares--20,000,000
    Outstanding shares--14,169,227 and 13,916,101.........................................          14          14
  Additional paid-in capital..............................................................      37,661      35,833
  Subscription receivable.................................................................          --        (100)
  Retained earnings.......................................................................      37,733      43,446
                                                                                            ----------  ----------
      Total stockholders' equity..........................................................      75,408      79,193
                                                                                            ----------  ----------
      Total liabilities and stockholders' equity..........................................  $   97,216  $  104,382
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   YEARS ENDED SEPTEMBER 30,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Net sales....................................................................  $  100,430  $  121,256  $  127,043
Cost of sales................................................................      59,126      67,292      64,417
                                                                               ----------  ----------  ----------
  Gross margin...............................................................      41,304      53,964      62,626
                                                                               ----------  ----------  ----------
Operating expenses:
  Costs associated with reduction in force (Note 4)..........................       1,681          --          --
  Provision for uncollectible account (Note 2)...............................          --       4,517          --
  Research and development...................................................      20,493      17,410      18,006
  Selling, general and administrative........................................      28,727      29,257      32,250
                                                                               ----------  ----------  ----------
  Total operating expenses...................................................      50,901      51,184      50,256
                                                                               ----------  ----------  ----------
  Operating income (loss)....................................................      (9,597)      2,780      12,370
Other income (expense):
  Interest expense...........................................................         (26)        (91)        (64)
  Interest and other income, net.............................................       1,096         722       1,289
  Gain on sale of investment (Note 8)........................................          --       1,215         143
                                                                               ----------  ----------  ----------
  Income (loss) before provision (benefit) for income taxes..................      (8,527)      4,626      13,738
  Provision (benefit) for income taxes.......................................      (2,814)      1,619       4,808
                                                                               ----------  ----------  ----------
Net income (loss)............................................................  $   (5,713) $    3,007  $    8,930
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net income (loss) per share--Basic...........................................  $    (0.41) $     0.22  $     0.67
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net income (loss) per share--Diluted.........................................  $    (0.41) $     0.21  $     0.65
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average common shares--Basic........................................      14,039      13,635      13,350
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average common and common equivalent shares--Diluted................      14,039      14,209      13,642
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             UNREALIZED      NOTE
                              COMMON STOCK       ADDITIONAL                   GAIN ON     RECEIVABLE                   TOTAL
                           -------------------    PAID-IN     SUBSCRIPTION   MARKETABLE      FROM       RETAINED   STOCKHOLDERS'
                             SHARES    AMOUNT     CAPITAL      RECEIVABLE    SECURITIES   STOCKHOLDER   EARNINGS      EQUITY
                           ----------  -------   ----------   ------------   ----------   -----------   --------   -------------
Balance, September 30,
  1995...................  13,229,541   $ 13      $29,455        $  --        $ 2,376        $(165)     $31,509       $63,188
  Issuance of common
    stock under employee
    stock purchase
    plan.................     197,510     --        1,708           --             --           --           --         1,708
  Issuance of common
    stock under stock
    option plan..........      45,225     --          237           --             --           --           --           237
  Forgiveness of note
    receivable from
    stockholder..........          --     --           --           --             --          100           --           100
  Change in unrealized
    gain on marketable
    securities...........          --     --           --           --         (1,474)          --           --        (1,474)
  Net Income.............          --     --           --           --             --           --        8,930         8,930
                           ----------  -------   ----------      -----       ----------      -----      --------   -------------

Balance, September 30,
  1996...................  13,472,276     13       31,400           --            902          (65)      40,439        72,689
  Issuance of common
    stock under employee
    stock purchase
    plan.................     138,325     --        1,348           --             --           --           --         1,348
  Issuance of common
    stock under stock
    option plan..........     305,500      1        3,085         (100)            --           --           --         2,986
  Forgiveness of note
    receivable from
    stockholder..........          --     --           --           --             --           65           --            65
  Change in unrealized
    gain on marketable
    securities...........          --     --           --           --           (902)          --           --          (902)
  Net Income.............          --     --           --           --             --           --        3,007         3,007
                           ----------  -------   ----------      -----       ----------      -----      --------   -------------

Balance, September 30,
  1997...................  13,916,101     14       35,833         (100)            --           --       43,446        79,193
  Issuance of common
    stock under employee
    stock purchase
    plan.................     189,177     --        1,198           --             --           --           --         1,198
  Issuance of common
    stock under stock
    option plan..........      63,949     --          630          100             --           --           --           730
  Net Loss...............          --     --           --           --             --           --       (5,713)       (5,713)
                           ----------  -------   ----------      -----       ----------      -----      --------   -------------
Balance, September 30,
  1998...................  14,169,227   $ 14      $37,661        $  --        $    --        $  --      $37,733       $75,408
                           ----------  -------   ----------      -----       ----------      -----      --------   -------------
                           ----------  -------   ----------      -----       ----------      -----      --------   -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEARS ENDED SEPTEMBER 30,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
Cash flows from operating activities:
  Net income (loss)...........................................................  $   (5,713) $    3,007  $    8,930
  Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
    Depreciation and amortization.............................................       3,970       2,773       2,901
    Provision for doubtful accounts...........................................         120       4,637         242
    Forgiveness of note receivable from stockholder...........................          --          65         100
    Write-off of fixed assets.................................................         173          --          --
Changes in assets and liabilities:
    Accounts receivable.......................................................      13,168     (12,564)     (6,300)
    Inventories...............................................................       6,254       2,387      (7,694)
    Prepaid expenses and other current assets.................................      (5,650)       (830)     (3,479)
    Deposits and other assets.................................................         596         554      (1,697)
    Accounts payable..........................................................      (2,804)       (505)        (26)
    Income taxes payable......................................................         984       1,954        (293)
    Accrued liabilities.......................................................      (1,464)        570       2,260
    Deferred rent.............................................................        (178)       (151)        (69)
    Note payable..............................................................          --          --        (439)
                                                                                ----------  ----------  ----------
      Net cash provided by (used for) operating activities....................       9,456       1,897      (5,564)
                                                                                ----------  ----------  ----------
Cash flows from investing activities:
  Purchases of marketable securities..........................................     (67,114)    (25,636)    (55,097)
  Proceeds from sales of marketable securities................................      61,051      27,292      68,492
  Purchases of property and equipment.........................................      (4,011)     (5,935)     (6,979)
  Proceeds from sales of property and equipment...............................          --          --       1,254
                                                                                ----------  ----------  ----------
      Net cash provided by (used for) investing activities....................     (10,074)     (4,279)      7,670
                                                                                ----------  ----------  ----------
Cash flows from financing activities:
  Payments of note payable to bank............................................          --      (2,455)         --
  Proceeds from borrowings under credit facility..............................          80       2,036          --
  Proceeds from issuance of common stock......................................       1,929       4,334       2,073
                                                                                ----------  ----------  ----------
      Net cash provided by financing activities...............................       2,009       3,915       2,073
                                                                                ----------  ----------  ----------
Net increase in cash and cash equivalents.....................................       1,391       1,533       4,179
Cash and cash equivalents at beginning of period..............................      13,307      11,774       7,595
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of period....................................  $   14,698  $   13,307  $   11,774
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

1. ORGANIZATION AND OPERATIONS OF THE COMPANY:

    GaSonics International Corporation (the "Company") is a leading global supplier of products and services used in the fabrication of advanced integrated circuits ("semiconductors" or "ICs") and flat panel displays ("FPDs"). The Company markets its products in the United States, Europe, and the Asia Pacific region primarily to large semiconductor and liquid crystal manufacturing concerns. The Company is subject to a number of risks including, but not limited to, volatility in the semiconductor markets and the related demand for semiconductor equipment and the risk of inventory obsolescence resulting from new product developments by competitors.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and branches after elimination of intercompany accounts and transactions.

    USE OF ESTIMATES. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

    FISCAL YEAR. The Company maintains a fifty-two/fifty-three week fiscal year cycle ending on the Saturday closest to September 30. Fiscal 1998, fiscal 1997 and fiscal 1996 contain fifty-two weeks. For external reporting purposes, the Company indicates its fiscal period as ending on September 30.

    CASH AND CASH EQUIVALENTS. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

    Cash paid for interest, including amounts paid under capital lease obligations, and domestic and foreign income taxes was as follows (in thousands):

                                                                          YEARS ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Interest.............................................................  $      25  $      94  $      41
Income taxes.........................................................  $     224  $     625  $   6,188

    The Company had one significant non-cash transaction for the year ended September 30, 1997 related to the Submicron Technologies PLC (see Concentration of Credit Risk below) write-off of their uncollectible account. Non-cash activity included a before tax bad debt expense of $4.5 million.

    INVESTMENTS IN MARKETABLE SECURITIES. Pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company's investments are classified as available-for-sale and are stated at fair value. Material unrealized gains and losses are recorded as a separate component of stockholders' equity, net of tax. The Company's investments in debt securities mature at various dates through December 2000.

                               SEPTEMBER 30, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for the instruments.

    The components of available-for-sale securities by major security type as of September 30, 1998 and 1997 are as follows (in thousands):

                                                                                          GROSS
                                                                                       UNREALIZED
                                                              AMORTIZED    AGGREGATE     HOLDING
                                                                COST      FAIR VALUE      GAINS
                                                             -----------  -----------  -----------
FISCAL 1998
Debt securities issued by states of the United States and
  political subdivisions of the states.....................   $  25,774    $  25,774    $      --

FISCAL 1997
Debt securities issued by states of the United States and
  political subdivisions of the states.....................   $  15,750    $  15,750    $      --

    Proceeds from sales of available-for-sale securities were approximately $61.1 million, $27.3 million and $68.5 million in fiscal 1998, 1997 and 1996, respectively. Gross realized gains on those sales were approximately $8,000, $3,000 and $22,000 in fiscal 1998, 1997 and 1996, respectively. The Company used specific identification as the cost basis in computing realized gains. Any material net unrealized holding gain, net of applicable tax effect, on available-for-sale securities has been included as a separate component of stockholders' equity.

    REVENUE RECOGNITION AND PRODUCT WARRANTY. Revenues from the Company's products are generally recognized upon shipment. The Company provides for the estimated costs of installation and warranty at the time revenue is recognized. Maintenance and service revenues account for less than 10% of net sales and are recognized as the related work is performed.

    MAJOR CUSTOMERS. One customer accounted for approximately 20%, 10% and 11% of net sales for each of fiscal years 1998, 1997 and 1996, respectively. Two other customers each accounted for approximately 11% of net sales in fiscal 1997. There was one other customer in fiscal 1998 that accounted for approximately 11% of net sales.

    SOFTWARE DEVELOPMENT COSTS. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain computer software development costs incurred after technological feasibility is established. Amounts qualifying for capitalization under the statement are immaterial and have not been capitalized to date.

    INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing costs. Inventory is valued at currently adjusted standards which approximate actual costs on a first-in, first-out basis.

    The Company provides inventory reserves for excess, obsolete, damaged or lost inventory. The process of estimating required inventory reserves is judgmental and is based on a number of factors which require input and discussion among various members of management. Such factors include changes in customer demand, changes in technology and other economic factors.

                               SEPTEMBER 30, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    Inventories consisted of the following (in thousands):

                                                                             SEPTEMBER 30,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Raw materials...........................................................  $  12,547  $  13,919
Work-in-process.........................................................      2,254      6,809
Finished goods..........................................................      6,021      6,347
                                                                          ---------  ---------
                                                                          $  20,822  $  27,075
                                                                          ---------  ---------
                                                                          ---------  ---------

    PROPERTY AND EQUIPMENT. Property and equipment are stated at cost and are generally depreciated over the estimated useful lives of the assets (four to ten years) using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful lives of the assets or the remaining lease term. Assets acquired under capital leases are recorded at the present value of the related lease obligations and amortized on a straight-line basis over the related lease term.

    OTHER ACCRUED LIABILITIES. Other accrued liabilities included the following (in thousands):

                                                                             SEPTEMBER 30,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Warranty................................................................  $   3,213  $   3,232
Sales commissions.......................................................        805      2,804
Employee compensation...................................................      3,744      3,236
Other...................................................................      3,661      3,614
                                                                          ---------  ---------
                                                                          $  11,423  $  12,886
                                                                          ---------  ---------
                                                                          ---------  ---------

    NET INCOME (LOSS) PER SHARE. Net income (loss) per share data has been computed using the weighted average number of shares of common stock outstanding for the Basic net income (loss) per share calculation, and using the weighted average number of shares of common stock and common stock equivalent shares calculated under the treasury stock method for the Diluted net income (loss) per share calculation.

    FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, foreign translation and exchange gains and losses, which have not been material, are reflected in the accompanying consolidated statements of operations.

    CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and trade receivables. The Company has cash investment policies that limit the amount of credit exposure to any one financial institution evaluated as highly creditworthy. Concentration of credit risk with respect to trade receivables exists because the Company's revenues are derived primarily from the sale of photoresist removal equipment to companies in the semiconductor industry. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

    A write-off of accounts receivable was recorded in the third quarter of fiscal 1997 for the uncollectible account receivable due from SubMicron Technologies PLC in Thailand. The Company recorded a $4.5 million pre-tax charge to cover the unpaid balance on accounts receivable, less the value of the recovered equipment, which the Company has resold during fiscal 1998.

                               SEPTEMBER 30, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the current year presentation.

    EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS. In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structures," which will be adopted by the Company in the first quarter of fiscal 1999. SFAS No.129 requires companies to disclose certain information about their capital structure. The adoption of SFAS No. 129 is not anticipated to have a material impact on the consolidated financial statement disclosures of the Company.

    In June 1997, The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" both of which will be adopted by the Company in fiscal 1999. SFAS No. 130 requires companies to disclose certain information regarding the nature and amounts of comprehensive income included in the financial statements. SFAS No. 131 requires companies to disclose certain information about operating segments within their business. The Company does not anticipate that the adoption of SFAS No. 130, or SFAS No. 131, will have a material impact on its consolidated financial statement disclosures.

3. GEOGRAPHIC AREA DATA:

    The Company's operations by geographical area for the three years ended September 30, 1998 were as follows (in thousands):

                                                         UNITED                 OTHER
                                                         STATES      JAPAN     FOREIGN   ELIMINATIONS  CONSOLIDATED
                                                       ----------  ---------  ---------  ------------  ------------
1998
Net sales:
  Domestic...........................................  $   55,294  $   3,753  $   3,596   $       --    $   62,643
  Exports Europe.....................................      21,360         --         --           --        21,360
  Exports Asia/Pacific...............................      15,121      1,111         --           --        16,232
  Exports Japan......................................         195         --         --           --           195
  Intercompany.......................................       2,303      1,675      7,649      (11,627)           --
                                                       ----------  ---------  ---------  ------------  ------------
Total revenues.......................................  $   94,273  $   6,539  $  11,245   $  (11,627)   $  100,430
                                                       ----------  ---------  ---------  ------------  ------------
                                                       ----------  ---------  ---------  ------------  ------------
Operating income (loss)..............................  $  (10,728) $     378  $     755   $       (2)   $   (9,597)
Identifiable assets..................................  $   88,100  $   7,541  $   3,007   $   (1,432)   $   97,216
                                                       ----------  ---------  ---------  ------------  ------------
                                                       ----------  ---------  ---------  ------------  ------------

1997
Net sales:
  Domestic...........................................  $   54,899  $   7,829  $   3,280   $       --    $   66,008
  Exports Europe.....................................      16,998         --         --           --        16,998
  Exports Asia/Pacific...............................      35,557         --         --           --        35,557
  Exports Japan......................................       2,693         --         --           --         2,693
  Intercompany.......................................       1,916      1,155      7,046      (10,117)           --
                                                       ----------  ---------  ---------  ------------  ------------
Total revenues.......................................  $  112,063  $   8,984  $  10,326   $  (10,117)   $  121,256
                                                       ----------  ---------  ---------  ------------  ------------
                                                       ----------  ---------  ---------  ------------  ------------
Operating income.....................................  $       67  $   1,729  $     967   $       17    $    2,780
Identifiable assets..................................  $   95,003  $   8,273  $   2,302   $   (1,196)   $  104,382
                                                       ----------  ---------  ---------  ------------  ------------
                                                       ----------  ---------  ---------  ------------  ------------

                               SEPTEMBER 30, 1998

3. GEOGRAPHIC AREA DATA: (CONTINUED)

                                                         UNITED                 OTHER
                                                         STATES      JAPAN     FOREIGN   ELIMINATIONS  CONSOLIDATED
                                                       ----------  ---------  ---------  ------------  ------------
1996
Net sales:
  Domestic...........................................  $   58,967  $   7,904  $   1,791   $       --    $   68,662
  Exports Europe.....................................      23,788         --         --           --        23,788
  Exports Asia/Pacific...............................      30,554         --         --           --        30,554
  Exports Japan......................................       4,039         --         --           --         4,039
  Intercompany.......................................       1,212      1,496      4,744       (7,452)           --
                                                       ----------  ---------  ---------  ------------  ------------
Total revenues.......................................  $  118,560  $   9,400  $   6,535   $   (7,452)   $  127,043
                                                       ----------  ---------  ---------  ------------  ------------
                                                       ----------  ---------  ---------  ------------  ------------
Operating income (loss)..............................  $   12,037  $    (505) $     835   $        3    $   12,370
Identifiable assets..................................  $   86,458  $   9,250  $   1,935   $   (1,213)   $   96,430
                                                       ----------  ---------  ---------  ------------  ------------
                                                       ----------  ---------  ---------  ------------  ------------

    The Company's operations are structured to achieve consolidated objectives. As a result, significant interdependencies and overlaps exist among the Company's operating units. Accordingly, the revenue, operating income (loss) and identifiable assets shown for each geographic area may not be indicative of the amounts that would have been reported if the operating units were independent of one another.

    Intercompany sales between areas are accounted for based on established intercompany sales prices.

    Operating income (loss) is revenue less related costs and direct and allocated operating expenses, excluding interest and, for all areas except the United States, the unallocated portion of corporate expenses. United States operating income is net of corporate engineering and development and administrative expenses.

    Corporate assets include assets maintained for general purposes, principally cash equivalents and marketable securities.

4. CHARGES TAKEN DURING THE FISCAL YEAR

    The twelve month period ended September 30, 1998 included pre-tax charges of approximately $1.7 million, related to costs of reductions in force completed in June 1998 and September 1998 and costs of facility consolidations. As of September 30, 1998, $946,000 of the $1.7 million has been paid and $754,000 remains on the Company's books as an accrual. Also included in the twelve month period ended September 30, 1998 are pre-tax charges of approximately $4.0 million, related primarily to reserves for potential excess inventory and accelerated write-downs of certain demonstration equipment.

                               SEPTEMBER 30, 1998

5. RECONCILIATION OF EARNINGS AND SHARE AMOUNTS USED IN EPS CALCULATION

    Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings (loss) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during this period. Diluted earnings (loss) per common share for the twelve months ended September 30, 1998, 1997 and 1996, were calculated using the treasury stock method to compute the weighted average common stock outstanding. As a result, the Company's reported earnings per share for fiscal years 1997 and 1996 were restated. There has been no impact on reported earnings per share
(EPS) data when compared to basic and diluted earnings per share calculated under the provisions of SFAS No. 128 for the twelve month periods ended September 30, 1997 and 1996 (in thousands, except per share data).

                                                                                    FOR THE TWELVE MONTHS ENDED
                                                                                         SEPTEMBER 30, 1998
                                                                                ------------------------------------
                                                                                                          PER SHARE
                                                                                  LOSS        SHARES       AMOUNT
                                                                                ---------  ------------  -----------
Net loss......................................................................  $  (5,713)

BASIC AND DILUTED LOSS PER SHARE
Loss to common stockholders...................................................  $  (5,713)       14,039   $   (0.41)


                                                                                    FOR THE TWELVE MONTHS ENDED
                                                                                         SEPTEMBER 30, 1997
                                                                                ------------------------------------
                                                                                                          PER SHARE
                                                                                 INCOME       SHARES       AMOUNT
                                                                                ---------  ------------  -----------
Net income....................................................................  $   3,007

BASIC EARNINGS PER SHARE
Income available to common stockholders.......................................  $   3,007        13,635   $    0.22

Effect of dilutive securities:
Options issued to purchase Common stock.......................................                      574

DILUTIVE EARNINGS PER SHARE
Income available to common stockholders.......................................  $   3,007        14,209   $    0.21

                                                                                    FOR THE TWELVE MONTHS ENDED
                                                                                         SEPTEMBER 30, 1996
                                                                                ------------------------------------
                                                                                                          PER SHARE
                                                                                 INCOME       SHARES       AMOUNT
                                                                                ---------  ------------  -----------
Net income....................................................................  $   8,930

BASIC INCOME PER SHARE
Income available to common stockholders.......................................  $   8,930        13,350   $    0.67

Effect of dilutive securities:
Options issued to purchase Common stock.......................................                      292

DILUTIVE INCOME PER SHARE
Income available to common stockholders.......................................  $   8,930        13,642   $    0.65

                               SEPTEMBER 30, 1998

6. LINE OF CREDIT AGREEMENT AND CREDIT FACILITY:

    The Company has an unsecured $20,000,000 revolving line of credit agreement (the "Agreement") with Union Bank which expires on March 31, 1999. There were no borrowings outstanding under the Agreement as of September 30, 1998. Under the line of credit, all borrowings bear interest at the bank's LIBOR rate plus 1.25% per annum. The line of credit agreement contains certain covenants, including covenants relating to financial ratios, profitability and tangible net worth which must be maintained by the Company. The Company was not in compliance with the line of credit profitability covenant as of June 30, 1998 as a result of the Company's loss for the period. However, in July 1998 Union Bank waived the Company's non-compliance for such period and amended the Loan Agreement to provide for the payment by the Company of a commitment fee on the averaged unused portion of the credit line for the preceding quarter in the amount of
 .15% per annum and to amend the profitability covenant to provide that the Company may not incur a net loss exceeding $5.0 million through December 31, 1998. After such time, the Company must maintain a net profit to avoid violating the covenant. The Company was in compliance with the financial covenants of the amended Agreement as of September 30, 1998.

    Under the Agreement, the Company has a provision for foreign exchange contracts of up to $1.0 million, and may also request standby letters of credit not to exceed $500,000. As of September 30, 1998, there were letters of credit outstanding in the amount of $69,163.

    The Company's wholly-owned subsidiary in Japan, GaSonics International Japan, K.K. entered into an agreement with the Bank of Tokyo-Mitsubishi to secure a credit facility to provide operating capital to fund operations. The credit facility provides for borrowings up to a maximum of 300 million Japanese yen (equivalent to approximately $2.1 million in U.S. dollars as of September 30, 1998), and is secured by a Letter of Guarantee issued by the Company. The outstanding balance bears interest at 1.625% per annum and is due and payable on demand. This credit facility expires on March 31, 1999. At September 30, 1998, borrowings under this credit facility agreement were 296 million Japanese yen, which is equivalent to approximately $2.1 million U.S. dollars as of that date. The Company intends to enter into a new agreement or extend the term of the existing credit facility prior to the due date; however, there can be assurance that such financing will be available when required or, will be on reasonable terms.

                               SEPTEMBER 30, 1998

7. INCOME TAXES:

    The Company accounts for income taxes using an asset and liability approach.

    The provision (benefit) for income taxes consisted of the following (in thousands):

                                                                   YEARS ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
CURRENT
  Federal.....................................................  $  (2,773) $   1,509  $   4,528
  State.......................................................        130        223        518
                                                                ---------  ---------  ---------
    Total current.............................................     (2,643)     1,732      5,046
                                                                ---------  ---------  ---------

DEFERRED
  Federal.....................................................       (149)       (98)      (211)
  State.......................................................        (22)       (15)       (27)
                                                                ---------  ---------  ---------
    Total deferred............................................       (171)      (113)      (238)
                                                                ---------  ---------  ---------
  Provision (benefit) for income taxes........................  $  (2,814) $   1,619  $   4,808
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    The provision (benefit) for income taxes differs from the amount computed by applying the statutory Federal income tax rate, as follows:

                                             YEARS ENDED SEPTEMBER 30,
                                          -------------------------------
                                            1998       1997       1996
                                          ---------  ---------  ---------
Statutory Federal tax rate..............      (35.0)%      35.0%      35.0%
State income taxes, net.................        0.0        3.6        4.0
Foreign operations......................        3.2        1.7       (1.8)
Research and development credit.........       (3.0)      (5.5)      (2.7)
Tax exempt income.......................       (3.1)      (4.6)      (2.0)
Other...................................        4.9        4.8        2.5
                                          ---------  ---------  ---------
  Provision (benefit) for income
    taxes...............................      (33.0)%      35.0%      35.0%
                                          ---------  ---------  ---------
                                          ---------  ---------  ---------

    The major components of the net deferred tax asset are as follows (in thousands):

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1998       1997
                                                              ---------  ---------
Inventory reserves..........................................  $   3,268  $   2,833
Accrued warranty............................................      1,237      1,230
Deferred rent...............................................         87        155
Accrued vacation............................................        274        327
State tax carryovers........................................        512     --
Other temporary differences.................................       1189        825
                                                              ---------  ---------
Deferred tax asset..........................................      6,567      5,370
Deferred tax liabilities....................................       (870)      (502)
                                                              ---------  ---------
  Total net deferred tax asset..............................  $   5,697  $   4,868
                                                              ---------  ---------
                                                              ---------  ---------

                               SEPTEMBER 30, 1998

8. INVESTMENT IN IPEC

    During fiscal 1990, the Company and Integrated Process Equipment Corporation
(IPEC) entered into an agreement in which the Company received 294,600 shares of IPEC Class A common stock in exchange for certain services and technology. In fiscal 1997 and 1996, the Company sold 54,673 and 5,000 shares of IPEC common stock, respectively, and realized after tax gains of $1,215,000 and $143,000, respectively, which are reported in other income and (expense) in the accompanying Consolidated Statements of Operations. As of September 30, 1997, the Company held no shares of IPEC common stock.

9. COMMITMENTS:

    The Company leases its facilities and certain machinery and equipment under operating lease agreements that expire at various dates through June 2005. Minimum commitments under the non-cancelable leases as of September 30, 1998 were as follows (in thousands):

FISCAL YEAR
-------------------------------------------------------------------------------------
1999.................................................................................  $   1,974
2000.................................................................................        628
2001.................................................................................         54
2002.................................................................................         32
2003.................................................................................         32
Thereafter...........................................................................         64
                                                                                       ---------
                                                                                       $   2,784
                                                                                       ---------
                                                                                       ---------

    Rent expense was approximately $2,263,000, $2,113,000 and $2,017,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

    The Company's lease agreement for one of its facilities provides for the deferral of three months cash rental payments in fiscal 1990 and subsequent scheduled rent increases. Rent expense under this agreement is being recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as deferred rent in the accompanying Consolidated Balance Sheets.

    No new capital lease obligations were incurred in fiscal 1998 or 1997.

10. INCENTIVE STOCK OPTION PLANS AND STOCK PURCHASE PLAN:

    In November 1993, the Company's then President and Chief Executive Officer (the "President") exercised options to purchase an aggregate of 566,665 shares of common stock at $0.60 per share, with a 5% interest bearing promissory note payable to the Company in the amount of $340,000. In January 1994, the Board of Directors authorized a special bonus program for the President, pursuant to which $100,000 of the principal of the promissory note would be forgiven upon his completion of each calendar year of service to the Company from January 1, 1994 through January 1, 1997. Accordingly, the promissory note has been amortized to compensation expense in the amounts of $65,000 for fiscal 1997 and $100,000 in fiscal years 1996 and 1995, respectively. The promissory note was fully amortized at September 30, 1997.

    1994 STOCK OPTION/STOCK ISSUANCE PLAN. In fiscal 1994, the Board adopted, and the stockholders subsequently approved, the 1994 Stock Option/Stock Issuance Plan (the "1994 Stock Option Plan") and

                               SEPTEMBER 30, 1998

10. INCENTIVE STOCK OPTION PLANS AND STOCK PURCHASE PLAN: (CONTINUED) authorized a total of 1,450,000 shares for issuance under the Plan. The 1994 Stock Option Plan replaced the Company's 1985 Stock Option Plan and the Company's 1988 Stock Option Plan which have both been terminated. During fiscal years 1998, 1997 and 1996, the Company's Board of Directors authorized, and the stockholders subsequently approved, an additional 400,000, 500,000 and 750,000 shares, respectively, for issuance under the Plan.

    The 1994 Stock Option Plan is divided into three separate components: (i) the Discretionary Option Grant Program under which key employees (including officers and directors) and consultants may, at the discretion of the Plan Administrator, be granted options to purchase shares of common stock at an exercise price not less than 85% of the fair market value of such shares on the grant date, (ii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to the nonemployee Board members to purchase shares of common stock at an exercise price equal to 100% of the fair market value of the option shares on the grant date, and (iii) the Stock Issuance Program under which key employees (including officers and directors) and consultants may be issued shares of common stock directly, either through the purchase of such shares at a price not less than 85% of their fair market value at the time of issuance or as a bonus tied to the performance of services or the Company's attainment of financial objectives. In no event may the aggregate number of shares of common stock for which any individual participating in the 1994 Plan may be granted stock options and direct stock issuances exceed 825,000 shares over the term of the Plan. Options granted under the Discretionary and Automatic Option Grant Programs have a maximum term of ten years and generally vest over periods of one to five years from the date of grant, at the discretion of the Plan Administrator. There were no stock issuances under the 1994 Stock Option Plan in fiscal years 1998, 1997 and 1996.

    In August 1996, holders of the Company's options were given the opportunity to exchange previously granted stock options for new common stock options. Option holders, excluding non-employee directors of the Company, who held an outstanding stock option with an exercise price in excess of $7.25 per share were granted a new option with an exercise price of $7.25 per share, the market price of the common stock on that date, in exchange for his or her higher-priced option. Each optionee was given the choice of accepting the new option with a new four year vesting schedule and having the higher-priced option canceled or rejecting the new option and retaining the higher-priced option with its original vesting schedule. Under the terms of the new options, one-quarter of the shares vest one year from the date of grant and the remaining shares vest in 36 monthly installments. Options to purchase 416,725 shares were so exchanged.

    In November 1998, holders of the Company's options were given the opportunity to exchange previously granted stock options for new common stock options. Option holders, excluding non-employee directors of the Company, who held an outstanding stock option with an exercise price in excess of $5.625 per share were granted a new option with an exercise price of $5.625 per share, the market price of the common stock on that date, in exchange for his or her higher-priced option. Each optionee was given the choice of accepting the new option with a new four year vesting schedule and having the higher-priced option canceled or rejecting the new option and retaining the higher-priced option with its original vesting schedule. Under the terms of the new options, one-quarter of the shares vest one year from the date of grant and the remaining shares vest in 36 monthly installments. Options to purchase 960,131 shares were so exchanged.

                               SEPTEMBER 30, 1998

10. INCENTIVE STOCK OPTION PLANS AND STOCK PURCHASE PLAN: (CONTINUED)
    Option and stock issuance activity under the 1994 Stock Option Plan was as follows:

                                                                                     WEIGHTED
                                                             SHARES                   AVERAGE
                                                            AVAILABLE   NUMBER OF    EXERCISE
                                                            FOR GRANT     SHARES       PRICE
                                                           -----------  ----------  -----------
Balance at September 30, 1995............................      350,983   1,055,750   $   10.52
  Additional options authorized..........................      750,000          --          --
  Granted................................................   (1,002,325)  1,002,325        8.63
  Exercised..............................................           --     (45,225)       7.55
  Canceled...............................................      505,580    (505,580)      13.43
                                                           -----------  ----------  -----------
Balance at September 30, 1996............................      604,238   1,507,270        8.37
  Additional options authorized..........................      500,000          --          --
  Granted................................................     (653,850)    653,850        9.82
  Exercised..............................................           --    (305,500)       8.04
  Canceled...............................................      349,559    (349,559)      10.83
                                                           -----------  ----------  -----------
Balance at September 30, 1997............................      799,947   1,506,061        8.50
  Additional options authorized..........................      400,000          --          --
  Granted................................................     (872,975)    872,975        9.27
  Exercised..............................................           --     (63,274)       7.83
  Canceled...............................................      221,973    (221,973)       9.04
                                                           -----------  ----------  -----------
Balance at September 30, 1998............................      548,945   2,093,789   $    9.08
                                                           -----------  ----------  -----------
                                                           -----------  ----------  -----------

    As of September 30, 1998, options to purchase 641,918 are vested and exercisable.

    The following table summarizes the options outstanding under the 1994 Stock Option Plan as of September 30, 1998:

                       OPTIONS OUTSTANDING                             EXERCISABLE OPTIONS
------------------------------------------------------------------  --------------------------
                      NUMBER         WEIGHTED                          NUMBER
                    OUTSTANDING       AVERAGE                        EXERCISABLE    WEIGHTED
                       AS OF         REMAINING        WEIGHTED          AS OF        AVERAGE
    RANGE OF       SEPTEMBER 30,    CONTRACTUAL        AVERAGE      SEPTEMBER 30,   EXERCISE
 EXERCISE PRICES       1998            LIFE        EXERCISE PRICE       1998          PRICE
-----------------  -------------  ---------------  ---------------  -------------  -----------
$   3.59-$ 7.00         355,825           9.63        $    6.88          12,249     $    6.88
    7.03-  7.20         163,500           6.24             7.17         102,750          7.20
    7.25-  7.25         504,102           7.88             7.25         253,800          7.25
    7.88-  8.67         108,094           7.29             8.41          50,126          8.52
    8.88-  8.88         304,942           8.60             8.88         104,345          8.88
    9.17- 10.75         429,250           9.21            10.57          37,749          9.22
   11.50- 23.00         228,076           8.26            15.75          80,899         17.55
-----------------  -------------           ---            -----     -------------       -----
$   3.59-$23.00       2,093,789           8.44        $    9.08         641,918     $    9.01
-----------------  -------------           ---            -----     -------------       -----
-----------------  -------------           ---            -----     -------------       -----

    1994 EMPLOYEE STOCK PURCHASE PLAN. The Company's 1994 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors on January 27, 1994 and approved by the stockholders in March 1994. The Purchase Plan is designed to allow eligible employees of the Company to

                               SEPTEMBER 30, 1998

10. INCENTIVE STOCK OPTION PLANS AND STOCK PURCHASE PLAN: (CONTINUED) purchase shares of common stock, at semi-annual intervals, through their periodic payroll deductions under the Purchase Plan. The Company had initially reserved 300,000 shares of Common Stock for issuance under the Purchase Plan. The Company's Board of Directors authorized, and the stockholders subsequently approved, an additional 400,000 shares of Common Stock under the Purchase Plan in each of fiscal years 1998, 1997 and 1996.

    Participants in the Purchase Plan may purchase shares at 85% of the lower of
(i) the fair market value of the common stock on the participant's entry date into the offering period or (ii) the fair market value on the semi-annual purchase date. The Purchase Plan will in all events terminate on December 31, 2003.

    Of the 1,100,000 shares reserved for the 1994 Employee Stock Purchase Plan, 654,482 shares were purchased as of September 30, 1998.

    STOCK BASED COMPENSATION EXPENSE. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company adopted SFAS No. 123 in fiscal 1997, and in accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option and stock purchase plans.

    The Company's stock plans, as described above, are accounted for under APB Opinion No. 25. Because the FASB Statement No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Had compensation cost for these plans been determined consistent with Statement No. 123, the Company's consolidated net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                                        1998       1997       1996
                                                                                      ---------  ---------  ---------
                                                                                              (IN THOUSANDS,
                                                                                          EXCEPT PER SHARE DATA)
Net income (loss)--as reported......................................................  $  (5,713) $   3,007  $   8,930
Net income (loss)--pro forma........................................................  $  (7,682) $   1,325  $   7,615
Earnings (loss) per share--Basic--as reported.......................................  $   (0.41) $    0.22  $    0.67
Earnings (loss) per share--Diluted--as reported.....................................  $   (0.41) $    0.21  $    0.65
Earnings (loss) per share--Basic--pro forma.........................................  $   (0.55) $    0.10  $    0.57
Earnings (loss) per share--Diluted--pro forma.......................................  $   (0.55) $    0.09  $    0.56

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                        1998          1997          1996
                                                    ------------  ------------  ------------
Dividend yield....................................          0.0%          0.0%          0.0%
Expected life of options from vest date...........     0.9 years     0.9 years     0.9 years
Expected stock volatility.........................         84.3%         84.8%         84.8%
Risk-free interest rates..........................     4.3%-6.0%     5.6%-6.8%     5.4%-6.6%

    The weighted average fair value of option grants using the Black-Scholes option pricing model was $5.55, $5.91 and $5.07 for the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GaSonics International Corporation:

    We have audited the accompanying consolidated balance sheets of GaSonics International Corporation (a Delaware Corporation) and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GaSonics International Corporation and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The schedule listed in the index under item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

San Jose, California
October 30, 1998

                                    PART III

    Certain information required by Part III is omitted from this Report in that the Registrant intends to file with the Commission a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held March 4, 1999 (the "Proxy Statement") and the information included therein is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report on Form 10-K:

    (1) Financial Statements

       The following consolidated financial statements of GaSonics International Corporation are included in Part II, Item 8:

                                                                       PAGE
                                                                       NUMBER
                                                                       -----
                Consolidated Balance Sheets--September 30, 1998 and
                  1997                                                  33

                Consolidated Statements of Operations--Years Ended
                  September 30, 1998, 1997 and 1996                     34

                Consolidated Statements of Stockholders'
                  Equity--Years Ended September 30, 1998, 1997 and
                  1996                                                  35

                Consolidated Statements of Cash Flows--Years Ended
                  September 30, 1998, 1997 and 1996                     36

                Notes to Consolidated Financial Statements             37-48

                Report of Independent Public Accountants                49

    (2) Financial Statement Schedules

                Schedule II--Valuation and Qualifying Accounts          55

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

   2.5(5)    Commission Agreement dated as of July 30, 1995 between the Registrant and Kishimoto Sangyo Co. Ltd.

   3.1(1)    Certificate of Incorporation of the Registrant

   3.2(1)    Bylaws of the Registrant

   3.3(10)   Amended and Restated Bylaws of the Registrant

   4.1(1)    Form of Common Stock Certificate

  10.1(1)    Form of Indemnification Agreement between the Company and each of its officers and directors

  EXHIBIT                                                 DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
  10.2(13)   1994 Stock Option/Stock Issuance Plan and forms of agreements thereunder, as amended and restated
             effective April 17, 1998

  10.3(11)   1994 Employee Stock Purchase Plan, as amended and restated effective December 17, 1996

  10.4(1)    Form of Light Industrial Lease between Teachers Insurance and Annuity Association of America and the
             Registrant for office space at 2730 Junction Avenue, San Jose, California

  10.5(1)    Promissory Note dated November 10, 1993 in the principal amount of $339,999.60 issued by Dave Toole in favor of the Registrant

  10.6(1)    Credit Agreement dated August 6, 1993 between Union Bank, International Plasma Corporation and the
             Registrant

  10.7(2)    Business Loan Agreement dated April 28, 1994 between Registrant and Union Bank and related Promissory
             Note

  10.8(3)    Lease Agreement dated November 14, 1994 between Registrant and Realtech Properties I, L.P.

  10.9(4)    Loan Agreement dated April 19, 1995 between Registrant and Union Bank, a California banking corporation

  10.10(4)   Lease Agreement dated June 5, 1995 between Registrant and Orchard Investment Company

  10.11(6)   Underwriting Agreement dated March 21, 1994 by and among the Registrant, the underwriters named therein and the selling stockholders named therein

  10.12(7)   Underwriting Agreement dated March 9, 1995 by and among the Registrant, the underwriters named therein and the selling stockholders named therein

  10.13(8)   Continuing Guarantee Agreement dated July 31, 1995, executed by the Registrant in favor of the Bank of Tokyo, Ltd.

  10.14(12)  Loan Agreement dated May 1, 1997 between Registrant and Bank of Tokyo--Mitsubishi

  10.15(13)  Loan Agreement dated March 23, 1998 between Registrant and Union Bank

  10.16(13)  Asuri Raghaven Employment Agreement

  10.17(14)  Amendment to Loan Agreement dated March 23, 1998 between Registrant and Union Bank

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

(10) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996

(11) Incorporated by reference to an exhibit included in Registrant's Report on Form 10-Q for the quarter ended March 31, 1997

(12) Incorporated by reference to an exhibit included in Registrant's Report on Form 10-Q for the quarter ended June 30, 1997

(13) Incorporated by reference to an exhibit included in Registrant's Report on Form 10-Q for the quarter ended March 31, 1998

(14) Incorporated by reference to an exhibit included in Registrant's Report on Form 10-Q for the quarter ended June 30, 1998

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the fourth quarter ended September 30, 1998.

(c) Exhibits. See list of exhibits under (a) (3) above.

(d) Financial Statement Schedules. See list of schedules under (a) (2) above

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 18, 1998         GASONICS INTERNATIONAL CORPORATION

                                By:              /s/ ASURI RAGHAVAN
                                     -----------------------------------------
                                                   Asuri Raghavan
                                        PRESIDENT & CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Toole and Asuri Raghavan, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to the Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated below:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------
        /s/ DAVE TOOLE
------------------------------  Chairman of the Board of     December 18, 1998
          Dave Toole              Directors

      /s/ MONTE M. TOOLE
------------------------------  Vice Chairman of the Board   December 18, 1998
        Monte M. Toole            of Directors

                                Chief Executive Officer,
      /s/ ASURI RAGHAVAN          President and Director
------------------------------    (Principal Executive       December 18, 1998
        Asuri Raghavan            Officer)

                                Vice President, Finance
     /s/ TERRY R. GIBSON          and
------------------------------    Chief Financial Officer    December 18, 1998
       Terry R. Gibson            (Principal Financial and
                                  Accounting Officer)

   /s/ KENNETH L. SCHROEDER
------------------------------  Director                     December 18, 1998
     Kenneth L. Schroeder

  /s/ F. JOSEPH VAN POPPELEN
------------------------------  Director                     December 18, 1998
    F. Joseph Van Poppelen

   /s/ KENNETH M. THOMPSON
------------------------------  Director                     December 18, 1998
     Kenneth M. Thompson

                                                                     SCHEDULE II

                       GASONICS INTERNATIONAL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                      BALANCE AT    CHARGED TO   CHARGED TO                BALANCE AT
                                                     BEGINNING OF    COSTS AND      OTHER                    END OF
DESCRIPTIONS                                            PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
---------------------------------------------------  -------------  -----------  -----------  -----------  -----------
Allowance for Doubtful Accounts
  Years ended September 30,:
    1996...........................................    $     369     $     240    $       2    $      --    $     611
    1997...........................................    $     611     $   4,637    $   2,645    $   7,173    $     720
    1998...........................................    $     720     $     120    $      --    $      --    $     840
Inventory Reserves
  Years ended September 30,:
    1996...........................................    $   1,562     $   2,266    $      --    $   1,593    $   2,235
    1997...........................................    $   2,235     $   1,725    $      --    $   1,138    $   2,822
    1998...........................................    $   2,822     $   3,352    $      --    $   1,752    $   4,422