Form 10-Q
period 1998-12-30
GASONICS INTERNATIONAL CORP
filed 1999-02-05
CIK 918647

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                  _______________

                                     FORM 10-Q

(MARK ONE)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1998
                                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________________

                    Commission file number:   0-23372

                      GASONICS INTERNATIONAL CORPORATION
               (Exact name of registrant as specified in its charter)


          Delaware                                          94-2159729
----------------------------------------------------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
           or organization)                           Identification No.)


          2730 Junction Avenue, San Jose, California           95134
----------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (408) 570-7000
                                                   -----------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes    X       No
                                                      _________      _______

     At February 1, 1999, there were 14,332,723 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                         GASONICS INTERNATIONAL CORPORATION
                                     FORM 10-Q

                                        INDEX

                                                                 PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of
              December 31, 1998 and September 30, 1998                3

              Condensed Consolidated Statements of Operations
              for the three month periods ended December 31, 1998
              and 1997                                                4

              Condensed Consolidated Statements of Cash Flows for
              the three month periods ended December 31, 1998
              and 1997                                                5

              Notes to Condensed Consolidated Financial Statements    6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     9

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                      24

Item 2.       Changes in Securities                                  24

Item 3.       Defaults Upon Senior Securities                        24

Item 4.       Submission of Matters to a Vote of Securityholders     24

Item 5.       Other Information                                      24

Item 6.       Exhibits and Reports on Form 8-K                       24

SIGNATURES                                                           25

Exhibit Index                                                        26

PART I .  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       GASONICS INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                     DEC. 31,              Sept. 30,
                                                       1998                  1998
                                                 ----------------        --------------
ASSETS                                             (UNAUDITED)
Current assets:
     Cash and cash equivalents                       $ 11,354               $  14,698
     Marketable securities                             18,217                  17,640
     Trade accounts receivable, net                    14,491                  15,026
     Inventories                                       19,004                  20,822
     Net deferred tax asset                             5,697                   5,697
     Prepaid expenses and other current assets          6,973                   7,437
                                                    ---------             -----------
          Total current assets                         75,736                  81,320

Property and equipment, net                            13,936                  14,810
Deposits and other assets                               1,127                   1,086
                                                    ---------             -----------
                                                    ---------             -----------
          Total assets                               $ 90,799               $  97,216
                                                    ---------             -----------
                                                    ---------             -----------

LIABILITIES & STOCKHOLDERS' EQUITY Current liabilities:
     Borrowings under credit facility                $  2,350               $   2,116
     Accounts payable                                   4,371                   4,008
     Income taxes payable                               4,750                   4,038
     Accrued expenses                                   9,948                  11,423
                                                    ---------             -----------
          Total current liabilities                    21,419                  21,585
                                                    ---------             -----------

Long-term liabilities                                     178                     223
                                                    ---------             -----------
Stockholders' equity:
     Common stock and
          additional paid-in capital                   38,348                  37,675
     Retained earnings                                 30,854                  37,733
                                                    ---------             -----------
          Total stockholders' equity                   69,202                  75,408
                                                    ---------             -----------
          Total liabilities and stockholders' equity $ 90,799               $  97,216
                                                    ---------             -----------
                                                    ---------             -----------

                             See accompanying notes.

                       GASONICS INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                         --------------------------------------
                                                           1998                     1997
                                                         ------------        ------------------
Net sales                                                  $  10,023              $ 32,851
Cost of sales                                                  7,870                17,415
                                                            --------              --------
     Gross margin                                              2,153                15,436
                                                            --------              --------

Operating expenses:
     Costs associated with reduction in force                    407                     -
     Research & development                                    3,636                 5,037
     Selling, general & administrative                         5,303                 7,521
                                                            --------              --------
          Total operating expenses                             9,346                12,558
                                                            --------              --------
     Operating income (loss)                                  (7,193)                2,878

     Other income and expenses, net                              314                   126
                                                            --------              --------
     Income (loss) before provision for income taxes          (6,879)                3,004

     Provision for income taxes                                    -                   995
                                                            --------              --------
Net income (loss)                                           $ (6,879)             $  2,009
                                                            --------              --------
                                                            --------              --------
Net income (loss) per share - Basic                         $  (0.49)             $   0.14
                                                            --------              --------
                                                            --------              --------
Net income (loss) per share - Diluted                       $  (0.49)             $   0.14
                                                            --------              --------
                                                            --------              --------
Weighted average common shares                                14,172                13,918
                                                            --------              --------
                                                            --------              --------
Weighted average common &
common equivalent shares                                      14,172                14,493
                                                            --------              --------
                                                            --------              --------

                             See accompanying notes.



                       GASONICS INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                        DECEMBER 31,
                                                              --------------------------------------
                                                                1998                     1997
                                                              ------------        ------------------
Net sales                                                       $  10,023              $ 32,851
Cash flows from operating activities:
        Net cash used for operating activities                  $  (3,383)             $ (1,594)
                                                              ------------        --------------

Cash flows from investing activities:
     Purchases of property & equipment                               (290)               (1,090)
     Increase in marketable securities                               (578)               (2,176)
                                                              ------------        --------------
        Net cash used for investing activities                       (868)               (3,266)
                                                              ------------        --------------

Cash flows from financing activities:
     Increase (decrease) in borrowings under credit facility          234                (1,097)
     Proceeds from issuance of common stock                           673                   715
                                                              ------------        --------------
        Net cash provided by (used for) financing activities          907                  (382)
                                                              -------------       --------------

Net decrease in cash and cash equivalents                          (3,344)               (5,242)
Cash & cash equivalents at beginning of period                     14,698                13,307
                                                              -------------       --------------
Cash & cash equivalents at end of period                         $ 11,354               $ 8,065
                                                              -------------       --------------
                                                              -------------       --------------

                              See accompanying notes.

                         GASONICS INTERNATIONAL CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year. Such financial statements should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

2. INVENTORIES

Inventories consist of the following (in thousands):



                                        December 31,               September 30,
                                            1998                        1998
                                        -----------                -------------
                                        (unaudited)
Raw Materials                              $11,290                     $12,547
Work in Process                              2,186                       2,254
Finished Goods                               5,528                       6,021
                                        -----------                -------------
                                           $19,004                     $20,822


3. NET INCOME (LOSS) PER SHARE

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

4. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" which is being adopted by the Company in fiscal 1999. SFAS No. 131 requires companies to disclose certain information about operating segments within their business. The Company does not anticipate the adoption of SFAS No. 131 having a material impact on their consolidated financial statements. There are no interim reporting requirements in the initial year of adoption under SFAS No. 131.

5. RECONCILIATION OF EARNINGS AND SHARE AMOUNTS USED IN EPS CALCULATION

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per common share for the three months ended December 31, 1998 and 1997 were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the three months ended December 31, 1998 and 1997, were calculated using the treasury stock method to compute the weighted average common stock outstanding. As a result, the Company's reported earnings per share for fiscal 1997 were restated (in thousands, except per share data).



-------------------------------------------------------------------------------------------------
                                                                                     PER SHARE
FOR THE THREE MONTHS ENDED DEC. 31, 1998            INCOME           SHARES            AMOUNT
-------------------------------------------------------------------------------------------------
Net loss                                             $(6,879)

BASIC AND DILUTED LOSS PER SHARE
Loss to common stockholders                          $(6,879)          14,172         $( 0.49)
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

                                                                                     PER SHARE
FOR THE THREE MONTHS ENDED DEC. 31, 1997            INCOME           SHARES            AMOUNT
-------------------------------------------------------------------------------------------------

Net income                                           $ 2,009

BASIC INCOME PER SHARE
Income available to common stockholders              $ 2,009           13,918         $  0.14

Effect of dilutive securities:
Options issued to purchase common stock                                   575
DILUTIVE INCOME PER SHARE
Income available to common stockholders              $ 2,009           14,493         $  0.14

-------------------------------------------------------------------------------------------------

6.  COMPREHENSIVE INCOME

Effective December 31, 1998 the Company adopted SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The following table reconciles comprehensive income under the provisions of SFAS No.130 for the three months ended December 31, 1998 and 1997 (in thousands):


                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                             1998       1997
                                                           ------------------
Net income (loss)                                           $(6,879)   $2,009
Other comprehensive income (loss), net of tax:
  Unrealized holding gain (loss) on
    short-term investments                                        -         -
                                                           --------    -------
Comprehensive income (loss)                                 $(6,879)   $2,009
                                                           --------    -------
                                                           --------    -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of historical facts, the following Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, future sales, gross margins, product development, operating expense levels, and the sufficiency of financial resources to support future operations, and are subject to the Safe Harbor provisions created by that statute. Such statements are based on current expectations that involve inherent risks and uncertainties, including those discussed below and under the heading "Additional Risk Factors" that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to any forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Financial Statements presented in the Company's 1998 Annual Report on Form 10-K, available upon request, for a more complete understanding of the Company's financial position, business and results of operations.

RESULTS OF OPERATIONS

NET SALES. Net sales for the first quarter of fiscal 1999 ended December 31, 1998 decreased 70% to $10.0 million compared to net sales for the same quarter in fiscal 1998 of $32.9 million. This decrease was due primarily to lower sales of the Company's Performance Enhancement Platform ("PEP") products resulting from the general slowdown in the semiconductor industry. Continued delays in receiving new orders and rescheduling or cancellations of previously ordered equipment has materially adversely affected the Company's sales for the last two and a half years. It is anticipated that the semiconductor downturn and the resultant delays of new orders and cancellations and rescheduling of existing orders will continue to adversely impact the Company's business, financial condition and results of operations for the foreseeable future.

Sales to customers in North America, Europe and Asia Pacific accounted for approximately 63%, 18% and 19% of net sales, respectively, for the quarter ended December 31, 1998, compared to approximately 52%, 26% and 22% respectively, for the quarter ended December 31, 1997. The Company's percentage of international sales will continue to fluctuate from period to period, but the Company anticipates that international sales will continue to account for a significant portion of net sales in fiscal 1999. The current Asian economic slowdown, however, may have a significant adverse impact on international net sales in fiscal 1999.

The Company anticipates that its total net sales for the next several quarters of fiscal 1999 will continue to be significantly below prior comparable period levels, and may even fall below first quarter of fiscal 1999 levels, due to the continuing financial crisis in Asia and Japan and the apparent continued caution by North American customers that has resulted in reduced spending for capital equipment.

GROSS MARGIN. The Company's gross margin as a percentage of net sales for the first quarter of fiscal 1999 was 22% compared to 47% for the same period of fiscal 1998. The decrease in gross margin percentage for the three month period of fiscal 1999 was due primarily to under utilization of the Company's field service and support organization and under-absorbed manufacturing overhead resulting from lower net sales. The Company's gross margin as a percentage of net sales is affected by a variety of other factors, including the mix and average selling prices of products sold and the costs to manufacture, service and support new product introductions and enhancements. The Company expects that its gross margin will continue to be materially adversely impacted by the general slowdown in the semiconductor industry, the economic troubles currently being experienced by many countries in Asia, including companies in some of the Company's major markets such as Japan and Korea, changes in product mix and other factors including inefficiencies associated with new product introductions, sales of lower margin multi-chamber and flat panel display systems and competitive pricing pressures. The Company continues to focus on its gross margin improvement programs, including the introduction of new value-added applications, features and options on the PEP systems, targeted cost reduction programs and controlled spending. However, the Company expects that its gross margin rates for the next several quarters in fiscal 1999 will be significantly lower than prior year comparable periods and may be lower than that reported in the first quarter of fiscal 1999 principally due to the under utilization of field service and support and under absorption of manufacturing costs resulting from the anticipated sales volume.

COSTS ASSOCIATED WITH REDUCTION IN FORCE. In December 1998, the Company reduced its workforce by approximately 5% in response to market conditions and recorded a charge of $407,000 primarily for the costs of severance compensation.

RESEARCH AND DEVELOPMENT EXPENDITURES (R&D). R&D expenses consist primarily of salaries, project materials, consultant fees and other costs associated with the Company's R&D efforts. The Company's R&D expenditures for the first quarter of fiscal 1999 were $3.6 million or 36.3% of net sales compared to $5.0 million or 15.3% of net sales for the first quarter of fiscal 1998. The increase in R&D expense as a percentage of net sales was due primarily to lower sales volume. The decrease in spending in terms of total actual dollars primarily resulted from a reprioritization of R&D projects, the cumulative impact of two reductions in force that occurred in the second half of fiscal year 1998 and a reduced work schedule that has continued since the beginning of the third quarter of fiscal year 1998. All of the above actions were part of the Company's cost reduction efforts taken as a result of current business conditions. Additionally, an engineering grant of $250,000 was funded in the first quarter of fiscal 1999 and was credited against certain R&D expenses. The Company continues to focus its R&D efforts on market share gain opportunities. In particular, R&D spending is directed towards programs to support the expanding number of available applications that target our integrated clean strategy, the development of the 300mm platform and the support of the LCD flat panel business and applications development of the VHP technology. The Company anticipates that R&D spending in absolute dollars for the next several quarters of fiscal 1999 will decrease compared to prior year comparable periods primarily due to the cost reductions noted above, but may increase slightly from the first quarter of fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A).   SG&A expenses for the first
quarter of fiscal 1999 were $5.3 million or 52.9% of net sales compared to $7.5 million or 22.9% of net sales for the first quarter of fiscal 1998. The increase in SG&A expense as a percentage of net sales is primarily due to lower sales volume. The decrease in absolute dollars primarily results from the cumulative impact of two reductions in force and the reduced work schedule as referred to above and lower third party sales commissions on international sales. Over the last two years, the Company has built a worldwide direct sales and support organization which has decreased the Company's dependence on third party representatives for these services. Consequently, third party commissions in all but two regions have been eliminated, partially offset by increased expenses related to the hiring and other expenses associated with building the Company's direct sales and support organizations. The Company anticipates that SG&A expenses for the remaining periods of fiscal 1999 will be lower in absolute dollars from the comparable periods of fiscal 1998 as a result of the cost reduction activities previously discussed and may increase slightly compared to the first quarter of fiscal 1999.

OTHER INCOME (EXPENSE). Other income and expense primarily consists of interest income and expense, foreign currency translation gains and losses and royalty income. Interest expense of approximately $12,000 was incurred in the first quarter of fiscal 1999 compared to $9,000 in the first quarter of fiscal 1998 related to borrowings under a short-term credit facility from the Bank of Tokyo-Mitsubishi made to the Company's wholly-owned subsidiary in Japan, GaSonics International Japan K.K. As of December 31, 1998, borrowings under this loan agreement were 275 million yen, which was equivalent to approximately $2.4 million as of that date. Interest income received primarily from the Company's short-term investments was approximately $277,000 for the first quarter of fiscal 1999 as compared to $268,000 for the corresponding three month period of fiscal 1998. Foreign currency translation losses of approximately $40,000 and $109,000 were incurred in the first quarter of fiscal 1999 and fiscal 1998 respectively, due to fluctuations in currency exchange rates primarily in Japan, Korea, Taiwan and Singapore. Royalty income in connection with the sale of the Company's industrial plasma cleaning products and services business in July 1997 was approximately $78,000. There was no royalty income for the same period of fiscal 1998.

INCOME TAXES. The results for the first quarter of fiscal 1999 do not include a provision for potential tax benefits due to the unavailability of tax loss carry-backs. Tax benefits related to the fiscal 1999 first quarter net loss will be carried forward and will be available to offset any future tax liabilities. The Company does not anticipate recording tax benefits until returning to profitability.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of fiscal 1999, cash, cash equivalents and marketable securities decreased by $2.8 million to $29.6 million at December 31, 1998 from $32.3 million at September 30, 1998. Operating activities used $3.4 million of cash for the three month period ended December 31, 1998 compared to $1.6 million in the corresponding period of fiscal 1998. The increase in cash used by operating activities in the first quarter of fiscal 1999 compared to the same quarter of fiscal 1998 is due principally to operating losses in the current period partly offset by a reduction in receivables and inventory.

Investing activities for the first three months of fiscal 1999 used cash of approximately $900,000 resulting from the net purchases of marketable securities of approximately $600,000 and $300,000 on programs in progress for improved operating and information systems. For the first three months of fiscal 1998, a total of $3.3 million was used for investing activities consisting of $2.2 million for the net purchase of marketable securities and $1.1 million for the purchase of capital equipment.

Financing activities in the first quarter of fiscal 1999 provided cash from the issuance of common stock in connection with the Company's employee stock purchase and stock option plans of $673,000 and $234,000 from borrowings by Gasonics International Japan K.K. under its credit facility with the Bank of Tokyo-Mitsubishi. For the same period of fiscal 1998, $715,000 was provided from the issuance of common stock under the Company's employee stock purchase and stock option plans and $1.1 million was used to reduce the borrowings by GaSonics International Japan K.K. under their credit facility with the Bank of Tokyo-Mitsubishi.

At December 31, 1998, the Company had working capital of $54.3 million compared to $59.7 million at September 30, 1998. Accounts receivable and inventory at December 31, 1998 decreased from September 30, 1998 by approximately $500,000 and $1.8 million, respective, due primarily to lower sales. The Company expects future inventory levels to fluctuate from period to period, and believes that because of the relatively long manufacturing cycle of its products, its investment in inventories will continue to represent a significant portion of working capital. As a result of such investment in inventories, the Company may be subject to an increasing risk of inventory obsolescence, which could materially adversely affect the Company's operating results.

The Company's principal sources of liquidity at December 31, 1998, consisted of approximately $11.4 million in cash and cash equivalents, $18.2 million in marketable securities and a $20.0 million unsecured line of credit with Union Bank which expires on March 31, 1999. A commercial letter of credit provision of $500,000 and a foreign exchange contract provision of $1.0 million are also provided under the credit line. This line of credit bears interest at the bank's LIBOR rate plus 1.25% per annum. Available borrowing under the credit line is reduced by the amount of outstanding letters of credit. As of December 31, 1998, except for $69,193 outstanding under the letter of credit provision, there were no borrowings under this line. The line of credit contains certain covenants, including covenants relating to financial ratios and tangible net worth that must be maintained by the Company. The Company was not in compliance with the line of credit tangible net worth and profitability covenants as of December 31, 1998. However, Union Bank waived the Company's non-compliance with these covenants. There can be no assurance that Union Bank will waive these covenants in the future if the Company fails to achieve profitability which could result in the termination of the credit line. The Company's wholly-owned Japanese subsidiary, GaSonics International Japan K.K., has a credit facility with the Bank of Tokyo-Mitsubishi with an available credit line of 300 million Japanese yen which is equivalent to approximately $2.6 million. This credit facility bears interest at a rate of 1.65% per annum, is secured by a Letter of Guarantee issued by the Company and expires on March 31, 1999. As of

December 31, 1998, GaSonics International Japan K.K. had borrowed 275 million yen under this credit facility, which was equivalent to approximately $2.4 million as of that date. The Company intends to enter into a new agreement with Union Bank and extend the term of the existing credit facility in Japan with the Bank of Tokyo-Mitsubishi prior to their respective due dates. However, there can be no assurance that the Company will be successful in renewing either such facility or that any such renewal will be on reasonable terms.

On December 16, 1998, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of the Company's Common Stock in the open market at prevailing prices. As of December 31, 1998, no shares had been repurchased.

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

YEAR 2000 READINESS DISCLOSURE

The Company has assembled a task force that is currently in the process of assessing internal software, data management, accounting, manufacturing and operational systems to ensure that they adequately and accurately process or manage day or date information beyond the year 1999. This task force is also working with the Company's significant suppliers of components and sub-assemblies to ensure that the products and systems supplied to the Company, and the products the Company supplies to its customers, are year 2000 compliant. The Company currently expects that this review process will be completed by the end of fiscal 1999 and that all material internal programs and systems will be compliant prior to the year 2000.

To ensure that the Company's products and systems, and the operating systems incorporated in products sold to its customers are year 2000 compliant, the Company expects both to replace some software and systems and to upgrade others where appropriate. The Company is in the process of identifying for its customers the corrective action necessary to ensure that its installed products are year 2000 compliant, including compliance of third-party components and sub-assemblies incorporated into the Company's products. The Company has incurred, and will continue to incur throughout fiscal 1999, various expenses in connection with replacement and upgrading its installed base. The Company estimates that the costs directly related to addressing Year 2000 issues will be between two to three million dollars, of which approximately $1.1 million was spent as of December 31, 1998. The Company expects to pass certain of these costs on to its customers.

There can be no assurance that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company, including repair costs, warranty costs and costs incurred in litigation due to any such defects. Additionally, there can be no assurance that unexpected delays or problems, including the failure to ensure year 2000 compliance by systems and products supplied to the Company by a third party, will not have a material adverse effect on the Company's financial performance, or the competitiveness or customer acceptance of its products. The Company's current understanding of expected costs is subject to change as the Company's review continues and does not include potential costs related to customer claims, or internal software and hardware replaced in the normal course of business where installation otherwise may be accelerated to provide solutions to year 2000 compliance issues.

Although the Company is unaware of any material operational issues or costs associated with preparing its internal systems for the year 2000 as of this date, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs, including a material disruption in the Company's operations, caused by undetected errors or defects in the technology used in its internal operating systems, which are composed predominantly of third party software and hardware technology.

ADDITIONAL RISK FACTORS

SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS

The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future. The Company anticipates that factors continuing to affect its future operating results will include the cyclicality of the semiconductor industry and the markets served by the Company's customers, particularly the current prolonged, severe worldwide semiconductor slowdown the timing and terms of significant orders, patterns of capital spending by customers, the proportion of direct sales and sales through distributors, the proportion of international sales to net sales, changes in pricing by the Company, its competitors, customers or suppliers, market acceptance of new and enhanced versions of the Company's products, inventory obsolescence, accounts receivable write-offs, the mix of products sold, financial systems, procedures and controls, discounts, the timing of new product announcements and releases by the Company or its competitors, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, the Company's ability to produce systems in volume and meet customer requirements, the ability of any customer to finance its purchases of the Company's equipment, changes in overhead absorption levels due to changes in the number of systems manufactured, political and economic instability throughout the world, particularly in the Asia-Pacific region, and lengthy sales cycles. The Company's gross margins have varied and will continue to vary materially based on a variety of factors including sales volume related impact on field service and support utilization and overhead absorption, the mix and average selling prices of systems sales, the mix of revenues, including service and support revenues, and the costs associated with new product introductions and enhancements and the customization of systems. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would also materially adversely affect the Company's business, financial condition and results of operations. For example, the Company has experienced and expects to continue to experience decreased sales of its single chamber products due to the introduction of the PEP systems. The Company's gross margin and overall gross margin rate has sharply declined from the level attained in prior years due to under utilization of the field service infrastructure and under absorption of manufacturing overhead resulting from lower sales volume attributed to the current worldwide semiconductor business slowdown, start-up inefficiencies associated with new products, competitive pricing pressures, changes in product mix from fewer higher margin rate and mature single chamber products to lower margin rate dual chamber products, products sold by the Company's liquid crystal display manufacturing equipment (LCD) division in Japan, and other factors. It is anticipated that the slowdown in the semiconductor industry will continue to have a material adverse effect on the Company's future revenues and operating results for the next several quarters. There can be no assurance that the Company will be able to maintain its sales at current levels.

LIMITED SYSTEM SALES; BACKLOG

The Company derives a substantial portion of its sales from the sale of systems which typically range in price from approximately $150,000 to $850,000 for its photoresist and post-etch residue removal systems and up to approximately $2.0 million or more for many of its other products. As a result, the timing of revenue recognition for even a single transaction has had and could continue to have a material adverse effect on the Company's sales and operating results. The Company's backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's sales objectives for that quarter. Moreover, all customer purchase orders are subject to cancellation or rescheduling by the customer with limited or no penalties and, therefore, backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period. The Company has in the past experienced and expects to continue to experience, cancellations and rescheduling of orders. As a result, the Company's net sales and operating results for a quarter depend upon the Company obtaining orders for systems to be shipped in the same quarter that the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during such period. Furthermore, most of the Company's quarterly net sales have recently been realized near the end of the quarter. A delay in a shipment near the end of a particular quarter due to, for example, an unanticipated shipment rescheduling, cancellations or deferrals by customers, unexpected manufacturing difficulties experienced by the Company, additional customer configuration requirements or supply shortages, may cause net sales in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for any such quarter. In addition, significant investments in research and development, capital equipment and customer service and support capability worldwide have resulted in significant fixed costs which the Company has not been and will not be able to reduce rapidly if sales goals for a particular period are not met. Because the Company builds its systems according to forecast, a reduction in customer orders or backlog will lead to excess and possibly inventory obsolescence, increased costs and reduced margins which could materially adversely effect the Company's business, financial condition and results of operations. The impact of these and other factors on the Company's operating results in any future period cannot be forecasted accurately.

CYCLICALITY OF SEMICONDUCTOR INDUSTRY

The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities, which, in turn, depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including systems manufactured and marketed by the Company. Beginning in 1996, the worldwide semiconductor industry has experienced a severe cyclical downturn, which has extended throughout 1998. During this period, the Company has experienced significant cancellations and delays of new orders and rescheduling of existing orders that have materially adversely affected the Company's financial results and the Company expects such factors will continue to materially adversely affect its future financial results. Accordingly, the Company can give no assurance that it will be able to increase or even maintain its current level of sales. Additionally, the Company anticipates that a significant portion of new orders will depend upon demand from integrated circuit (IC) manufacturers building or expanding large fabrication facilities, and there can be no assurance that such demand will exist in 1999.

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

DEPENDENCE ON KEY CUSTOMERS

Historically, the Company has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to the Company's ten largest customers in fiscal 1996, 1997, 1998 and the first three months of fiscal 1999 accounted for approximately 51%, 66%, 64% and 84% of net sales, respectively. In fiscal 1996, sales to Intel accounted for approximately 11% of total net sales. In fiscal 1997, sales to Samsung and Promos Technologies each accounted for approximately 11% of net sales and Intel accounted for approximately 10% of net sales. Intel and Motorola accounted for approximately 20% and 11%, respectively, of fiscal 1998 net sales. Intel and White Oak Semiconductor each accounted for approximately 21% of net sales for the first quarter of fiscal 1999. The Company expects that sales of its products to relatively few large customers will continue to account for a high percentage of net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Moreover, sales to certain of its customers have decreased as those customers have completed or delayed purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions due to company departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, has materially adversely affected and could in the future materially adversely affect the Company's business, financial condition and results of operations. The Company's ability to increase or maintain current sales levels in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and he general economy, of which there can be no assurance.

EXPANSION OF OPERATIONS; MANAGEMENT OF GROWTH

Since 1993, the Company has significantly increased the scale of its operations to support sales levels and despite recent layoffs has generally expanded its operations to address critical infrastructure requirements, including the hiring of additional personnel, commencement of independent operations in the United Kingdom, Ireland, France, Italy, Korea, Japan, Singapore, Taiwan and Israel and significant investments in research and development to support product development. In addition, in 1998, the Company hired a new President and Chief Executive Officer. The Company's expansion has resulted in significantly higher operating expenses and until there is a sustained upturn in the semiconductor industry resulting in an increased demand for equipment, it is anticipated that the Company's future operating results will continue to be materially adversely affected through at least the next several quarters. However, cost reduction efforts implemented during the last half of fiscal 1998 and the first quarter of fiscal 1999 have considerably reduced the Company's operating expenses and, hence, the sales volume level needed to breakeven.

The past growth in the Company's sales and expansion in the scope of its operations has placed a considerable strain on its management, financial and other resources and has required the Company to initiate an extensive reevaluation of its operating and financial systems, procedures and controls. The Company implemented new management information, manufacturing and cost accounting systems during the second quarter of fiscal 1997 and continues to upgrade and implement new management systems, particularly in the area of inventory control, to better enable it to manage its business. There can be no assurance, however, that any existing or new systems, procedures or controls will be adequate to support the Company's operations or that its new systems will be implemented in a cost-effective and timely manner.

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

Because of the large number of components in, and the complexity of, the Company's systems, significant delays can occur between a system's initial introduction and the commencement of volume production. As is typical in the semiconductor capital equipment market, the Company has experienced delays from time to time in the introduction of, and certain technical, quality and manufacturing difficulties with, certain of its systems and enhancements and may continue to experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. The Company's inability to complete the development or meet the technical specifications of any of its new systems or enhancements or to manufacture and ship these systems or enhancements in volume and in a timely manner would materially adversely affect the Company's business, financial condition and results of operations as well as its customer relationships. In addition, the Company may incur substantial unanticipated costs to ensure the functionality and reliability of its future product introductions early in the product's life cycle. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, the Company may experience decreased sales, loss of customers, increased costs, delays in collecting accounts receivable and additional service and warranty expenses, any of which could materially adversely affect the Company's business, financial condition and results of operations.

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

RISKS ASSOCIATED WITH THE JAPANESE MARKET

The Company believes that increased penetration of the Asia Pacific market, particularly Japan, will be essential to its future financial performance. To date, however, the Company has sold relatively few systems to Japanese semiconductor manufacturers. Sales in Japan accounted for approximately 9% of the Company's total net sales in both fiscal 1996 and fiscal 1997, 4% of total net sales in fiscal 1998 and 5% of total net sales for the first three months of fiscal 1999. To date, for its photoresist business, the Company has not fully developed a customer service and support capability in Japan and remains at a disadvantage in selling, servicing and supporting such products in Japan. The Japanese semiconductor market (including fabrication plants operated outside of Japan by Japanese semiconductor manufacturers) represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and has been difficult for non-Japanese companies to penetrate. Furthermore, the licensing of products and process technologies by Japanese semiconductor manufacturers to non-Japanese semiconductor manufacturers has resulted in recommendations to use certain semiconductor capital equipment manufactured by Japanese companies. Late in fiscal 1995, the Company acquired its LCD division in Japan, but to date, this has not enabled the Company to significantly penetrate the photoresist removal market in Japan. As a relatively recent entrant, the Company is at a distinct competitive disadvantage in the Japanese market compared to leading Japanese suppliers, many of which have long-standing collaborative relationships with Japanese semiconductor manufacturers. In addition, since 1992, Japanese semiconductor manufacturers have substantially reduced their levels of capital spending on new fabrication facilities and equipment, particularly over the past two years due to the overall downturn in the Japanese economy and the severe downturn in the worldwide semiconductor market, thereby, further increasing competitive pressures in the Japanese market. Although the Company is investing significant resources and has established a direct presence in Japan which has and will significantly increase operating expenses, there can be no assurance that the Company will be able to achieve significant sales to the Japanese semiconductor market, which failure could materially adversely affect the Company's business, financial condition and results of operations.

INTERNATIONAL SALES

International sales accounted for 54%, 55%, 45% and 37% of net sales in fiscal years 1996, 1997, 1998 and the first quarter of fiscal 1999, respectively. The Company has established independent operations in the United Kingdom, Ireland, France, Italy, Korea, Japan, Singapore, Taiwan and Israel. The Company anticipates that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rates, foreign currency fluctuations, tariffs and other barriers, political and economic instability, potentially adverse tax consequences, natural disasters, outbreaks of hostilities, difficulties in accounts receivable collection, extended payment terms, difficulties in managing distributors or representatives and difficulties in staffing and managing foreign subsidiary and branch operations. The Company is also subject to the risks associated with the imposition of legislation and import and export regulations. The Company cannot predict whether tariffs, quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

As is typical in the semiconductor industry, the Company occasionally receives notices from third parties alleging infringement claims. Although there are currently no pending claims or lawsuits against the Company regarding any possible infringement claims, there can be no assurance that infringement claims against them by third parties or claims for indemnification by the Company's customers resulting from infringement claims will not be asserted in the future against the Company or that such assertions, if proven to have merit, will not materially adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights if available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims or enforce its proprietary rights. Such challenges could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations.

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

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

As of December 31, 1998, the Company's officers, directors and members of their families who may be deemed affiliates of such persons beneficially owned approximately 23% of the Company's outstanding shares of Common Stock. Accordingly, these stockholders will be able to significantly influence the election of the Company's directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how other stockholders of the Company may vote. Such a high level of ownership by such persons or entities may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. Certain provisions of the Company's Certificate of Incorporation, 1994 Stock Option/Stock Issuance Plan, Bylaws and Delaware law may also discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the ability of the Company's Board of Directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company.

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

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   The following exhibits are filed herewith:

                Exhibit 27 Financial Data Schedule

          (b)   Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                     SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         GASONICS INTERNATIONAL CORPORATION
                         (Registrant)



                                 \s\ Terry R. Gibson
                                 -------------------
Date: February 5, 1999           By:  Terry R. Gibson
                                 Vice President, Finance
                                 Chief Financial Officer
                                 (on behalf of the Registrant and as
                                  principal financial and accounting
                                  officer of the Registrant)

INDEX TO EXHIBITS

EXHIBIT NUMBER           DESCRIPTION              SEQUENTIALLY
                                                  NUMBERED
                                                  PAGE

27        Financial Data Schedule