Form 10-Q
period 1999-03-31
GASONICS INTERNATIONAL CORP
filed 1999-05-07
CIK 918647

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1999
                                --------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________ to ______________________

                         Commission file number: 0-23372
                                                 -------

                       GASONICS INTERNATIONAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                                94-2159729
-------------------------------------------------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


  2730 Junction Avenue, San Jose, California                              95134
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code   (408) 570-7000
                                                     --------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

      At May 3, 1999, there were 14,396,272 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                       GASONICS INTERNATIONAL CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                         PAGE NO.
                                                                         --------
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 1999
         and September 30, 1998                                              3

         Condensed Consolidated Statements of Operations for the three
         and six month periods ended March 31, 1999 and 1998                 4

         Condensed Consolidated Statements of Cash Flows for the six
         month periods ended March 31, 1999 and 1998                         5

         Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9

PART   II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  25

Item 2.  Changes in Securities                                              25

Item 3.  Defaults Upon Senior Securities                                    25

Item 4.  Submission of Matters to a Vote of Securityholders                 25

Item 5.  Other Information                                                  26

Item 6.  Exhibits and Reports on Form 8-K                                   26

SIGNATURES                                                                  27

Exhibit Index                                                               28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       GASONICS INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,         Sept. 30,
                                                                  1999              1998
                                                              ----------         ---------
ASSETS                                                        (UNAUDITED)
Current assets:
     Cash and cash equivalents                                   $12,268          $14,698
     Marketable securities                                        17,864           17,640
     Trade accounts receivable, net                               16,005           15,026
     Inventories                                                  15,605           20,822
     Net deferred tax asset                                        5,697            5,697
     Prepaid expenses and other current assets                     3,813            7,437
                                                                 -------          -------
          Total current assets                                    71,252           81,320

Property and equipment, net                                       12,761           14,810
Deposits and other assets                                            971            1,086
                                                                 -------          -------
          Total assets                                           $84,984          $97,216
                                                                 -------          -------
                                                                 -------          -------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under credit facility                            $ 2,513          $ 2,116
     Accounts payable                                              4,026            4,008
     Income taxes payable                                          5,130            4,038
     Accrued expenses                                              9,365           11,423
                                                                 -------          -------
          Total current liabilities                               21,034           21,585
                                                                 -------          -------

Long-term liabilities                                                134              223
                                                                 -------          -------
Stockholders' equity:
     Common stock and
          additional paid-in capital                              38,941           37,675
     Retained earnings                                            24,875           37,733
                                                                 -------          -------
          Total stockholders' equity                              63,816           75,408
                                                                 -------          -------
          Total liabilities and stockholders' equity             $84,984          $97,216
                                                                 -------          -------
                                                                 -------          -------

                             See accompanying notes.

                       GASONICS INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     MARCH 31,                         MARCH 31,
                                                         ---------------------------          ---------------------------
                                                            1999              1998              1999               1998
                                                         --------           --------          --------           --------
Net sales                                                $ 13,215           $ 27,616          $ 23,237           $ 60,467
Cost of sales                                               8,658             14,928            16,528             32,343
                                                         --------           --------          --------           --------
     Gross margin                                           4,557             12,688             6,709             28,124
                                                         --------           --------          --------           --------

Operating expenses:
     Costs associated with reduction in force                   -                  -               407                  -
     Research & development                                 5,662              5,367             9,298             10,404
     Selling, general & administrative                      5,136              7,191            10,439             14,711
                                                         --------           --------          --------           --------
          Total operating expenses                         10,798             12,558            20,144             25,115
                                                         --------           --------          --------           --------

          Operating income (loss)                          (6,241)               130           (13,435)             3,009
                                                         --------           --------          --------           --------

Other income and expenses, net                                263                210               577                336
                                                         --------           --------          --------           --------
Income (loss) before provision for income taxes            (5,978)               340           (12,858)             3,345

     Provision for income taxes                                 -                112                 -              1,108
                                                         --------           --------          --------           --------
Net income (loss)                                        $ (5,978)          $    228          $(12,858)          $  2,237
                                                         --------           --------          --------           --------
                                                         --------           --------          --------           --------

Net income (loss) per share - Basic                      $  (0.42)          $   0.02          $ ( 0.90)          $   0.16
                                                         --------           --------          --------           --------
                                                         --------           --------          --------           --------

Net income (loss) per share - Diluted                    $  (0.42)          $   0.02          $ ( 0.90)          $   0.15
                                                         --------           --------          --------           --------
                                                         --------           --------          --------           --------

Weighted average common shares                             14,325             14,027            14,249             13,972
                                                         --------           --------          --------           --------
                                                         --------           --------          --------           --------

Weighted average common &
common equivalent shares                                   14,325             14,408            14,249             14,456
                                                         --------           --------          --------           --------
                                                         --------           --------          --------           --------

                             See accompanying notes.

                       GASONICS INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                               MARCH 31,
                                                                      ---------------------------
                                                                        1999                1998
                                                                      --------           --------
Cash flows from operating activities:
        Net cash provided by (used for) operating activities          $ (3,312)          $  6,045
                                                                      --------           --------

Cash flows from investing activities:
     Purchases of property & equipment                                    (557)            (1,817)
     Increase in marketable securities                                    (224)            (3,036)
                                                                      --------           --------
        Net cash used for investing activities                            (781)            (4,853)
                                                                      --------           --------

Cash flows from financing activities:
     Increase (decrease) in borrowings under credit facility               397             (1,593)
     Proceeds from issuance of common stock                              1,266              1,116
                                                                      --------           --------
        Net cash provided by (used for) financing activities             1,663               (477)
                                                                      --------           --------

Net increase (decrease) in cash and cash equivalents                    (2,430)               715
Cash & cash equivalents at beginning of period                          14,698             13,307
                                                                      --------           --------
Cash & cash equivalents at end of period                              $ 12,268           $ 14,022
                                                                      --------           --------
                                                                      --------           --------

                             See accompanying notes.

                       GASONICS INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year. Such financial statements should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1998 and quarterly report on Form 10-Q for the period ending December 31, 1998.

2. INVENTORIES

Inventories consist of the following (in thousands):

                                                                March 31,              September 30,
                                                                  1999                      1998
                                                               -----------             -------------
                                                               (unaudited)
              Raw Materials                                      $  9,318                 $ 12,547
              Work in Process                                       2,619                    2,254
              Finished Goods                                        3,668                    6,021
                                                                 --------                 --------
                                                                 $ 15,605                 $ 20,822
                                                                 --------                 --------
                                                                 --------                 --------

3. NET INCOME (LOSS) PER SHARE

Net income (loss) per share data has been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options (using the treasury stock method).

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per common share for the three and six months ended March 31, 1999 and 1998 were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share for the three and six months ended March 31, 1999 and 1998, were calculated using the treasury stock method to compute the weighted average common stock outstanding (in thousands, except per share data).

------------------------------------------------------------------------------------------------------------------
                                                                                                        PER SHARE
                                                                                                        ---------
FOR THE THREE MONTHS ENDED MARCH 31, 1999                           INCOME             SHARES             AMOUNT
                                                                    ------             ------             ------
------------------------------------------------------------------------------------------------------------------
Net loss                                                          $ (5,978)

BASIC AND DILUTED LOSS PER SHARE
Loss to common stockholders                                       $ (5,978)            14,325            $ ( 0.42)

------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
                                                                                                        PER SHARE
                                                                                                        ---------
FOR THE THREE MONTHS ENDED MARCH 31, 1998                           INCOME             SHARES             AMOUNT
                                                                    ------             ------             ------
------------------------------------------------------------------------------------------------------------------
Net income                                                          $ 228

BASIC INCOME PER SHARE
Income available to common stockholders                             $ 228              14,027             $ 0.02

Effect of dilutive securities:
Options outstanding to purchase common stock                                              381
DILUTIVE INCOME PER SHARE
Income available to common stockholders                             $ 228              14,408             $ 0.02

------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------
                                                                                                        PER SHARE
                                                                                                        ---------
FOR THE SIX MONTHS ENDED MARCH 31, 1999                           INCOME              SHARES              AMOUNT
                                                                  ------              ------              ------
------------------------------------------------------------------------------------------------------------------
Net loss                                                         $ (12,858)

BASIC AND DILUTED LOSS PER SHARE
Loss to common stockholders                                      $ (12,858)            14,249            $ ( 0.90)

------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
                                                                                                        PER SHARE
                                                                                                        ---------
FOR THE SIX MONTHS ENDED MARCH 31, 1998                             INCOME             SHARES             AMOUNT
                                                                    ------             ------             ------
------------------------------------------------------------------------------------------------------------------
Net income                                                         $2,237

BASIC INCOME PER SHARE
Income available to common stockholders                            $2,237              13,972              $0.16

Effect of dilutive securities:
Options outstanding to purchase common stock                                             484
DILUTIVE INCOME PER SHARE
Income available to common stockholders                            $2,237              14,456              $0.15

------------------------------------------------------------------------------------------------------------------

4. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" which is being adopted by the Company in fiscal 1999. SFAS No. 131 requires companies to disclose certain information about operating segments within their business. The Company does not anticipate the adoption of SFAS No. 131 having a material impact on its consolidated financial statements. Interim reporting is not required in the initial year of adoption under SFAS No. 131.


5.  COMPREHENSIVE INCOME

Effective December 31, 1998 the Company adopted SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. For the three and six months ended March 31, 1999 and 1998, there were no material items of other comprehensive income (loss), thus comprehensive income for these periods did not differ materially from net income as reported in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of historical facts, the following Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, future sales, gross margins, product development, operating expense levels, and the sufficiency of financial resources to support future operations, and are subject to the Safe Harbor provisions created by that statute. Such statements are based on current expectations that involve inherent risks and uncertainties, including those discussed below and under the heading "Additional Risk Factors" that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to any forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Financial Statements presented in the Company's 1998 Annual Report on Form 10-K and quarterly report on Form 10-Q for the period ended December 31, 1998, available upon request, for a more complete understanding of the Company's financial position, business and results of operations.

RESULTS OF OPERATIONS

NET SALES. The Company's net sales of $13.2 million for the second quarter of fiscal year 1999 ended March 31, 1999 represent a decrease of approximately 52% when compared to net sales for the same quarter in fiscal year 1998 of $27.6 million. For the six month period ending March 31, 1999, net sales decreased approximately 62% to $23.2 million compared to net sales of $60.5 million for the same period last fiscal year.

The sales decrease in both periods was due primarily to lower sales of the Company's single chamber and multi-chamber Performance Enhancement Platform ("PEP") products resulting from the general slowdown in the semiconductor industry. In addition, the Company did not sell any units of its Vertical High Pressure ("VHP") product during the first half of fiscal 1999 compared to VHP sales of $6.1 million for the same period of fiscal 1998. Continued delays in receiving new orders and rescheduling or cancellations of previously ordered equipment has materially adversely affected the Company's sales for more than two and a half years. Although the Company had a consecutive quarter improvement in bookings and sales and the semiconductor industry may be showing signs of upward movement, customers are still very cautious and the Company anticipates that delays of new orders and cancellations and rescheduling of existing orders will continue to adversely impact the Company's business, financial condition and results of operations for the foreseeable future.

Sales to customers in North America, Europe and Asia Pacific accounted for approximately 57%, 9% and 30% of net sales, respectively, for the six months ended March 31, 1999 compared to approximately 58%, 24% and 18% respectively, for the six months ended March 31, 1998. The Company's percentage of international sales will continue to fluctuate from period to period, but the Company anticipates that international sales will continue to account for a significant portion of net sales in fiscal 1999. The continuing Asian economic slowdown has had an adverse impact on the Company's international net sales in the first half of fiscal 1999 and may have a significant adverse impact on international net sales for the balance of fiscal 1999.

The Company currently anticipates that its total net sales for the third quarter of fiscal 1999 will improve compared to the second quarter, but will continue to be below prior comparable period levels due to the continuing financial crisis in Asia and Japan and the apparent continued caution by North American customers that has resulted in reduced spending on capital equipment.

GROSS MARGIN. The Company's gross margin as a percentage of net sales for the second quarter and six months ended March 31, 1999 was 35% and 29%, respectively, compared to 46% and 47%, respectively, for the same periods of fiscal 1998. The decrease in gross margin percentage for both periods of fiscal 1999 compared to fiscal 1998 is due to the Company's lower sales and the relatively fixed costs and under-utilization of the Company's field service organization and manufacturing facilities resulting in under-absorbed overhead. The Company's gross margins are affected by a variety of other factors, including the mix and average selling prices of products sold and the costs to manufacture, service and support new product introductions and enhancements. The Company expects that its gross margin will continue to be materially adversely impacted by the general slowdown in the semiconductor industry, the economic troubles currently being experienced by many countries in Asia, including companies in certain of the Company's major markets such as Japan and Korea, changes in product mix and other factors, including inefficiencies associated with new product introductions and sales of lower margin flat panel display systems and competitive pricing pressures. The Company continues to focus on its gross margin improvement programs, including the introduction of new value-added applications, features and options for its the PEP systems, targeted cost reduction programs and controlled spending. The Company currently anticipates that its overall gross margins for the third quarter of fiscal year 1999 will improve from that of the second quarter primarily due to anticipated consecutive quarter sales growth.

COSTS ASSOCIATED WITH REDUCTION IN FORCE. In December 1998, the Company reduced its workforce by approximately 5% in response to market conditions and recorded a charge of $407,000 primarily for the costs of severance compensation.

RESEARCH AND DEVELOPMENT (R & D) EXPENDITURES. R&D expenses consist primarily of salaries, project materials, consultant fees and other costs associated with the Company's R&D efforts. The Company's R&D expenditures for the second quarter of fiscal 1999 were $5.7 million or 43% of net sales compared to $5.4 million or 19% of net sales for the second quarter of fiscal 1998. For the six month period ended March 31, 1999 and 1998, R&D expenses were $9.3 million or 40% of net sales and $10.4 million or 17% of net sales, respectively. Included in the second quarter and six month expenses for fiscal 1999 is a $1.8 million charge primarily for the accelerated write-off of equipment produced and used in connection with the Company's first generation 300mm product development program. This equipment which consisted primarily of 300mm tools produced for test, demonstration and evaluation has significantly declined in value since the Company has now transitioned to the next generation of 300mm product development. Offsetting this charge was a $1.5 million decrease in spending in the second quarter and a $2.9 million decrease in spending in the first six months of fiscal 1999 primarily from a reprioritization of R&D projects, the cumulative impact of three reductions in force that occurred in the second half of fiscal year 1998 and the first quarter of fiscal 1999 and a reduced work schedule that has continued since the beginning of the third quarter of fiscal year 1998. All of the above actions were part of the Company's cost reduction efforts taken as a result of current business conditions. Additionally, an engineering grant of $250,000 was funded in the first quarter of fiscal 1999 and was credited against certain R&D expenses.
The Company continues to focus its R&D efforts on areas where it believes it may be able to gain market share. In particular, the Company has focused its R&D spending on programs to support the expanding number of available applications that target our integrated clean strategy, the development of the 300mm platform, the support of the LCD flat panel business and applications development of the VHP technology. The Company anticipates that R&D spending in absolute dollars for the next several quarters of fiscal 1999 will decrease compared to prior year comparable periods primarily due to the cost reductions noted above. However, expenses may increase slightly from the second quarter of fiscal 1999, before taking into account the $1.8 million write-off, previously mentioned, due to the Company's return to a full work schedule in April 1999. The Company decided to return to a full work schedule based on the improved financial results in the second quarter compared to that of the first quarter this fiscal year and the anticipation that business will continue to improve over the next several quarters.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses for the second quarter of fiscal 1999 were $5.1 million or 39% of net sales and $10.4 million or 45% of net sales for the six month period of fiscal 1999 compared to $7.2 million or 26% of net sales and $14.7 million or 24% of net sales for the same periods of fiscal 1998, respectively. The increase in SG&A expense as a percentage of net sales is primarily due to lower sales volume. The decrease in absolute dollars primarily results from the cumulative impact of the Company's three reductions in force and the reduced work schedule and lower third party sales commissions on international sales. For approximately the last two years, the Company has built a worldwide direct sales and support organization which has decreased the Company's dependence on third party representatives for these services. Consequently, third party commissions in all but two regions have been eliminated, partially offset by increased expenses related to the hiring of and other expenses associated with building the Company's direct sales and support organizations. The Company currently anticipates that SG&A expenses for the remaining periods of fiscal 1999 will be lower in absolute dollars from the comparable periods of fiscal 1998 as a result of the Company's cost reduction activities. Compared to the second quarter of fiscal year 1999, however, SG&A expenses may increase slightly due to additional costs related to anticipated sales increases and the Company's return to a full work schedule.

OTHER INCOME (EXPENSE). Other income and expense primarily consists of interest income and expense, foreign currency translation gains and losses and royalty income. Interest expense of approximately $17,000 for the second quarter and $26,000 for the first six months of fiscal 1999 as compared to $5,000 in the second quarter and $25,000 for the first six months of fiscal 1998 is principally related to borrowings under a short-term credit facility from the Bank of Tokyo-Mitsubishi made to the Company's wholly-owned subsidiary in Japan, GaSonics International

Japan K.K. As of March 31, 1999, borrowings under this loan agreement were 294 million yen, which was equivalent to approximately $2.5 million as of that date. Interest income received primarily from the Company's short-term investments was approximately $226,000 for the second quarter and $504,000 for the six month period of fiscal 1999 as compared to $226,000 and $458,000 for the corresponding periods of fiscal 1998. Foreign currency translation losses of approximately $25,000 and $65,000 were incurred in the second quarter and first six months of fiscal 1999, respectively, compared to $19,000 and $128,000 for the same periods last fiscal year, respectively, due to fluctuations in currency exchange rates primarily in Japan, Korea, Taiwan and Singapore. Royalty income in connection with the sale of the Company's industrial plasma cleaning products and services business in July 1997 was approximately $101,000 and $178,000 for the second quarter and first six months of fiscal 1999, respectively, compared to $83,000 and $119,000 for the comparable periods of fiscal 1998.

INCOME TAXES. The results for the second quarter and first six months of fiscal 1999 do not include a provision for tax benefits related to the six months ended March 31, 1999 net loss due to the unavailability of tax loss carry-backs. The tax loss and other tax benefits will be carried forward and will be available to offset any future tax liabilities. The Company does not anticipate recording these tax benefits until returning to profitability.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 1999, cash, cash equivalents and marketable securities decreased by $2.2 million to $30.1 million at March 31, 1999 from $32.3 million at September 30, 1998. Operating activities used $3.3 million of cash for the six month period ended March 31, 1999 compared to $6.0 million of cash provided by operations in the corresponding period of fiscal 1998. Cash used by operating activities in the first six months of fiscal 1999 is due principally to operating losses partly offset by a reduction in inventory and a reduction in deferred tax assets resulting from income tax refunds received during the second quarter of fiscal 1999 for operating loss carry-backs.

Investing activities for the first six months of fiscal 1999 used cash of approximately $781,000 resulting from the net purchases of marketable securities of approximately $224,000 and $557,000 on programs in progress for improved operating and information systems and demonstration equipment. For the first six months of fiscal 1998, a total of $4.8 million was used for investing activities consisting of $3.0 million for the net purchase of marketable securities and $1.8 million for the purchase of capital equipment and improved operating and information systems.

Financing activities for the first six months of fiscal 1999 provided cash from the issuance of common stock in connection with the Company's employee stock purchase and stock option plans of $1.3 million and $397,000 from borrowings by Gasonics International Japan K.K. under its credit facility with the Bank of Tokyo-Mitsubishi. For the same period of fiscal 1998, $1.1 million was provided from the issuance of common stock under the Company's employee stock purchase and stock option plans and $1.6 million was used to reduce the borrowings by GaSonics International Japan K.K. under its credit facility with the Bank of Tokyo-Mitsubishi.

At March 31, 1999, the Company had working capital of $50.2 million compared to $59.7 million at September 30, 1998. Accounts receivable at March 31, 1999 increased by approximately $1.0 million and inventory decreased by approximately $5.2 million from September 30, 1998. The increase in receivables is due primarily to payment delays from certain customers in Europe and Taiwan. The decrease in inventory is primarily the result of decreased purchasing in response to lower sales volume. The Company expects future inventory levels to fluctuate from period to period, and believes that because of the relatively long manufacturing cycle of its products, its investment in inventories will continue to represent a significant portion of working capital. As a result of such investment in inventories, the Company may be subject to an increasing risk of inventory obsolescence, which could materially adversely affect the Company's operating results.

The Company's principal sources of liquidity at March 31, 1999, consisted of approximately $12.3 million in cash and cash equivalents, $17.9 million in marketable securities and a $20.0 million unsecured line of credit with Union Bank, the maturity date of which has been extended from March 31, 1999 to June 1, 1999. A commercial letter of credit provision of $500,000 and a foreign exchange contract provision of $1.0 million are also provided under the credit line. This line of credit bears interest at the bank's LIBOR rate plus 1.25% per annum. Available borrowing under the credit line is reduced by the amount of outstanding letters of credit. As of March 31, 1999, except for $69,193 outstanding under the letter of credit provision, there were no borrowings outstanding under this line. The line of credit contains certain covenants, including covenants relating to financial ratios and tangible net worth that must be maintained by the Company. The Company was not in compliance with the line of credit tangible net worth and profitability covenants as of March 31, 1999. However, Union Bank waived the Company's non-compliance with respect to these covenants. There can be no assurance that Union Bank will waive these covenants in the future if the Company fails to achieve profitability which could result in the termination of the credit line. The Company's wholly-owned Japanese subsidiary, GaSonics International Japan K.K., has a credit facility with the Bank of Tokyo-Mitsubishi with an available credit line of 300 million Japanese yen which is equivalent to approximately $2.6 million. This credit facility bears interest at a rate of 1.65% per annum and is secured by a Letter of Guarantee issued by the Company. The expiration date of this credit facility has also been extended from March 31, 1999 to June 1, 1999. As of March 31, 1999, GaSonics International Japan K.K. had borrowed 294 million yen under this credit facility, which was equivalent to approximately $2.5 million as of that date. The Company intends to enter into a new agreement with Union Bank and renew or extend the term of the existing credit facility in Japan with the Bank of Tokyo-Mitsubishi prior to their respective expiration dates. However, there can be no assurance that the Company will be successful in renewing or extending either such facility or that any such renewal or extension will be on reasonable terms.

On December 16, 1998, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of the Company's Common Stock in the open market at prevailing prices. As of March 31, 1999, no shares had been repurchased.

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

YEAR 2000 READINESS DISCLOSURE

The Company has assembled a task force that is currently in the process of assessing internal software, data management, accounting, manufacturing and operational systems to ensure that they adequately and accurately process or manage day or date information beyond the year 1999. This task force is also working with the Company's significant suppliers of components and sub-assemblies to ensure that the products and systems supplied to the Company, and the products the Company supplies to its customers, are year 2000 compliant. The Company currently expects that this review process will be completed by the end of fiscal 1999 and that all material internal programs and systems will be compliant prior to the beginning of the year 2000.

To ensure that the Company's products and systems, and the operating systems incorporated in products sold to its customers, are year 2000 compliant, the Company expects both to replace some software and systems and to upgrade others where appropriate. The Company is in the process of identifying for its customers the corrective action necessary to ensure that its installed products are year 2000 compliant, including compliance of third-party components and sub-assemblies incorporated into the Company's products. The Company has incurred, and will continue to incur throughout fiscal 1999, various expenses in connection with replacement and upgrading its installed base. The Company estimates that the costs directly related to addressing Year 2000 issues will be between two to three million dollars, of which approximately $1.2 million was spent as of March 31, 1999. The Company expects to pass certain of these costs on to its customers.

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

ADDITIONAL RISK FACTORS

SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS

The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future. The Company anticipates that factors continuing to affect its future operating results will include the cyclicality of the semiconductor industry and the markets served by the Company's customers, particularly the current prolonged, severe worldwide semiconductor slowdown, the timing and terms of significant orders, patterns of capital spending by customers, the proportion of direct sales and sales through distributors, the proportion of international sales to net sales, changes in pricing by the Company, its competitors, customers or suppliers, market acceptance of new and enhanced versions of the Company's products, inventory obsolescence, accounts receivable write-offs, the mix of products sold, financial systems, procedures and controls, discounts, the timing of new product announcements and releases by the Company or its competitors, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, the Company's ability to produce systems in volume and meet customer requirements, the ability of any customer to finance its purchases of the Company's equipment, changes in overhead absorption levels due to changes in the number of systems manufactured, political and economic instability throughout the world, particularly in the Asia-Pacific region, and lengthy sales cycles. The Company's gross margins have varied and will continue to vary materially based on a variety of factors including sales volume-related impact on field service and support utilization and overhead absorption, the mix and average selling prices of systems sales, the mix of revenues, including service and support revenues, and the costs associated with new product introductions and enhancements and the customization of systems. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would also materially adversely affect the Company's business, financial condition and results of operations. For example, the Company has experienced and expects to continue to experience decreased sales of its single chamber products due to the introduction of the PEP systems. The Company's gross margin and overall gross margin rate has sharply declined from the level attained in prior years due to under utilization of the field service infrastructure and under absorption of manufacturing overhead resulting from lower sales volume attributed to the current worldwide semiconductor business slowdown, start-up inefficiencies associated with new products, competitive pricing pressures, changes in product mix from fewer higher margin rate and mature single chamber products to lower margin rate dual chamber products, products sold by the Company's liquid crystal display manufacturing equipment (LCD) division in Japan, and other factors. It is anticipated that the slowdown in the semiconductor industry will continue to have a material adverse effect on the Company's future revenues and operating results for the next several quarters. There can be no assurance that the Company will be able to maintain its sales at current levels.

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

CYCLICALITY OF SEMICONDUCTOR INDUSTRY

The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities, which, in turn, depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including systems manufactured and marketed by the Company. Beginning in 1996, the worldwide semiconductor industry has experienced a severe cyclical downturn, which has extended through the second quarter of fiscal 1999. During this period, the Company has experienced reduced demand for its products, significant cancellations and delays of new orders and rescheduling of existing orders that have materially adversely affected the Company's financial results and the Company expects such factors will continue to materially adversely affect its future financial results. Accordingly, the Company can give no assurance that it will be able to increase or even maintain its current level of sales. Additionally, the Company anticipates that a significant portion of new orders will depend upon demand from integrated circuit (IC) manufacturers building or expanding large fabrication facilities, and there can be no assurance that such demand will exist in 1999.

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

DEPENDENCE ON KEY CUSTOMERS

Historically, the Company has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to the Company's ten largest customers in fiscal 1996, 1997, 1998 and the first six months of fiscal 1999 accounted for approximately 51%, 66%, 64% and 76% of net sales, respectively. In fiscal 1996, sales to Intel accounted for approximately 11% of total net sales. In fiscal 1997, sales to Samsung and Promos Technologies each accounted for approximately 11% of net sales and Intel accounted for approximately 10% of net sales. Intel and Motorola accounted for approximately 20% and 11%, respectively, of fiscal 1998 net sales. Intel accounted for approximately 16%, Motorola and White Oak Semiconductor each accounted for approximately 12% of net sales for the first six months of fiscal 1999. The Company expects that sales of its products to relatively few large customers will continue to account for a high percentage of net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Moreover, sales to certain of its customers have decreased as those customers have completed or delayed purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions due to company departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, has materially adversely affected and could in the future materially adversely affect the Company's business, financial condition and results of operations. The Company's ability to increase or maintain current sales levels in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance.

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


RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION

The semiconductor manufacturing industry is subject to rapid technological change and new product introductions and enhancements. The Company's ability to be competitive will depend in large part upon its ability to develop new and enhanced systems and to introduce these systems at competitive prices and in a timely and cost effective manner to enable customers to integrate the systems into their operations either prior to or upon commencement of volume product manufacturing. In addition, new product introductions or enhancements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure has led to intensified price-based competition resulting in lower prices and margins, which has and could continue to materially adversely affect the Company's business, financial condition and results of operations. Any success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, effective sales and marketing and product performance in the field. In particular, the Company's future performance will depend in part upon the successful commercialization of its VHP, LPCVD systems and 300mm systems. There can be no assurance that any such product will achieve significant revenues, if any, or enhance the Company's profitability. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the type of ICs under development by leading IC manufacturers and the equipment required to produce such ICs. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products and any failure could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RISKS ASSOCIATED WITH THE JAPANESE MARKET

The Company believes that increased penetration of the Asia Pacific market, particularly Japan, will be essential to its future financial performance. To date, however, the Company has sold relatively few systems to Japanese semiconductor manufacturers. Sales in Japan accounted for approximately 9% of the Company's total net sales in both fiscal 1996 and fiscal 1997, 4% of total net sales in fiscal 1998 and 10% of total net sales for the first six months of fiscal 1999. To date, for its photoresist business, the Company has not fully developed a customer service and support capability in Japan and remains at a disadvantage in selling, servicing and supporting such products in Japan. The Japanese semiconductor market (including fabrication plants operated outside of Japan by Japanese semiconductor manufacturers) represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and has been difficult for non-Japanese companies to penetrate. Furthermore, the licensing of products and process technologies by Japanese semiconductor manufacturers to non-Japanese semiconductor manufacturers has resulted in recommendations to use certain semiconductor capital equipment manufactured by Japanese companies. Late in fiscal 1995, the Company acquired its LCD division in Japan, but to date, this has not enabled the Company to significantly penetrate the photoresist removal market in Japan. As a relatively recent entrant, the Company is at a distinct competitive disadvantage in the Japanese market compared to leading Japanese suppliers, many of which have long-standing collaborative relationships with Japanese semiconductor manufacturers.

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

INTERNATIONAL SALES

International sales accounted for 54%, 55%, 45% and 43% of net sales in fiscal years 1996, 1997, 1998 and the first six months of fiscal 1999, respectively. The Company has established independent operations in the United Kingdom, Ireland, France, Italy, Korea, Japan, Singapore, Taiwan and Israel. The Company anticipates that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rates, foreign currency fluctuations, tariffs and other barriers, political and economic instability, potentially adverse tax consequences, natural disasters, outbreaks of hostilities, difficulties in accounts receivable collection, extended payment terms, difficulties in managing distributors or representatives and difficulties in staffing and managing foreign subsidiary and branch operations. The Company is also subject to the risks associated with the imposition of legislation and import and export regulations. The Company cannot predict whether tariffs, quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON KEY PERSONNEL

The Company's financial performance will depend in significant part upon the continued contributions of its officers and key personnel, many of whom would be difficult to replace. The loss of any key person could have a material adverse effect on the business, financial condition and results of operations of the Company. The Company's future operating results depend in part upon its ability to attract and retain other qualified management, engineering, financial and accounting, technical, marketing and sales and support personnel for its operations. Competition for such personnel is intense, particularity in the San Francisco Bay Area, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely affect the Company's business, financial condition and results of operations.

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

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

As of March 31, 1999, the Company's officers, directors and members of their families who may be deemed affiliates of such persons beneficially owned approximately 22% of the Company's outstanding shares of Common Stock. Accordingly, these stockholders will be able to significantly influence the election of the Company's directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how other stockholders of the Company may vote. Such a high level of ownership by such persons or entities may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. Certain provisions of the Company's Certificate of Incorporation, 1994 Stock Option/Stock
Issuance Plan, Bylaws and Delaware law may also discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the ability of the Company's Board of Directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         The following proposals were voted upon by the Company's stockholders at the Annual Meeting of Stockholders held on March 4, 1999.

      1. The following six directors nominated to serve until the next Annual Meeting or until their successors are elected and qualified, were elected by the stockholders.

                                                                VOTES                    BROKER
                                          VOTES FOR            WITHHELD    ABSTENTIONS  NON-VOTES
         Dave Toole                      11,907,508             292,860          -          -
         F. Joseph Van Poppelen          11,955,625             244,743          -          -
         Kenneth M. Thompson             11,951,967             248,401          -          -
         Monte M. Toole                  11,939,539             260,829          -          -
         Kenneth Schroeder               11,955,718             244,650          -          -
         Asuri Raghavan                  11,948,364             252,004          -          -

      2. An amendment to the Company's 1994 Stock Option/Stock Issuance Plan (the "Option Plan") to increase the maximum number of shares of Common Stock authorized for issuance over the term of the Option Plan from 3,100,000 shares to 3,500,000 shares was not approved with 12,200,368 shares of the Company's voting securities voted on the matter, of which 5,629,282 were voted for the proposal, 6,546,093 were voted against, 24,993 were abstained from voting and there were no broker non-votes.

      3. A proposal to ratify the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending September 30, 1999, was approved with 12,200,368 shares of the Company's voting securities were voted on the matter, of which 12,164,277 were voted for the proposal, 18,504 were voted against, 17,587 were abstained from voting and there were no broker non-votes.

ITEM 5.  OTHER INFORMATION.

         Effective April 2, 1999, Terry R. Gibson resigned as Vice President, Finance and Chief Financial Officer. The Company is in the process of finding a replacement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   The following exhibits are filed herewith:

         Exhibit 27 Financial Data Schedule

   (b)   Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           GASONICS INTERNATIONAL CORPORATION
                           (Registrant)




                                        /s/ Asuri Raghavan
                                        ----------------------------------
Date:    May 6, 1999                    By:      Asuri Raghavan
                                        President/CEO
                                        (on behalf of the Registrant and as
                                         principal financial and accounting
                                         officer of the Registrant)

                                        /s/ John E. Arnold
                                        ----------------------------------
                                        Controller
                                        (as Chief Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER           DESCRIPTION                   SEQUENTIALLY
                                                       NUMBERED
                                                       PAGE
     27                  Financial Data Schedule