Form 10-Q
period 1999-06-30
GASONICS INTERNATIONAL CORP
filed 1999-08-06
CIK 918647

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________ to __________________________

                      Commission file number:    0-23372

                       GASONICS INTERNATIONAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                                94-2159729
------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


2730 Junction Avenue, San Jose, California                        95134
-----------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code   (408) 570-7000
                                                    ---------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

        At August 3, 1999, there were 14,555,257 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                       GASONICS INTERNATIONAL CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                                                     PAGE NO.
                                                                                                     --------
PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 1999
          and September 30, 1998                                                                         3

          Condensed Consolidated Statements of Operations for the three
          and nine month periods ended June 30, 1999 and 1998                                            4

          Condensed Consolidated Statements of Cash Flows for the nine
          month periods ended June 30, 1999 and 1998                                                     5

          Notes to Condensed Consolidated Financial Statements                                           6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                                      9

Item 2A.  Quantitative and Qualitative Disclosure about Market Risks                                    26

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                                             27

Item 2.   Changes in Securities                                                                         27

Item 3.   Defaults Upon Senior Securities                                                               27

Item 4.   Submission of Matters to a Vote of Securityholders                                            27

Item 5.   Other Information                                                                             27

Item 6.   Exhibits and Reports on Form 8-K                                                              27

SIGNATURES                                                                                              28

Exhibit Index                                                                                           29

PART I .  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       GASONICS INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 JUNE 30,           Sept. 30,
                                                                  1999                 1998
                                                               ----------          -----------
ASSETS                                                         (UNAUDITED)
Current assets:
     Cash and cash equivalents                                   $ 17,096           $ 14,698
     Marketable securities                                         11,816             17,640
     Trade accounts receivable, net                                17,671             15,026
     Inventories                                                   16,023             20,822
     Net deferred tax asset                                         5,697              5,697
     Prepaid expenses and other current assets                      3,323              7,437
                                                                 --------           --------
          Total current assets                                     71,626             81,320

Property and equipment, net                                        11,820             14,810
Deposits and other assets                                             876              1,086
                                                                 --------           --------
          Total assets                                           $ 84,322           $ 97,216
                                                                 --------           --------
                                                                 --------           --------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under credit facility                            $  2,415           $  2,116
     Accounts payable                                               4,212              4,008
     Income taxes payable                                           4,728              4,038
     Accrued expenses                                              10,585             11,423
                                                                 --------           --------
          Total current liabilities                                21,940             21,585
                                                                 --------           --------

Long-term liabilities                                                  89                223
                                                                 --------           --------
Stockholders' equity:
     Common stock and
          additional paid-in capital                               40,295             37,675
     Treasury stock (see Note 6)                                   (1,255)                 -
     Retained earnings                                             23,253             37,733
                                                                 --------           --------
          Total stockholders' equity                               62,293             75,408
                                                                 --------           --------
          Total liabilities and stockholders' equity             $ 84,322           $ 97,216
                                                                 --------           --------
                                                                 --------           --------

                            See accompanying notes.

                       GASONICS INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  JUNE 30,                             JUNE 30,
                                                       ---------------------------           ---------------------------
                                                          1999              1998                1999              1998
                                                       --------           --------           --------           --------
Net sales                                              $ 17,902           $ 23,595           $ 41,139           $ 84,062
Cost of sales                                            10,280             16,426             26,808             48,769
                                                       --------           --------           --------           --------
     Gross margin                                         7,622              7,169             14,331             35,293
                                                       --------           --------           --------           --------

Operating expenses:
     Costs associated with reduction in force                 -                503                407                503
     Research & development                               4,151              5,401             13,449             15,805
     Selling, general & administrative                    5,454              7,976             15,893             22,687
                                                       --------           --------           --------           --------
          Total operating expenses                        9,605             13,880             29,749             38,995
                                                       --------           --------           --------           --------

          Operating loss (Note 7)                        (1,983)            (6,711)           (15,418)            (3,702)

Other income and expenses, net                              362                433                939                769
                                                       --------           --------           --------           --------

Loss before credit for income taxes                      (1,621)            (6,278)           (14,479)            (2,933)

     Credit for income taxes                                  -             (2,076)                 -               (968)
                                                       --------           --------           --------           --------
Net loss                                               $ (1,621)          $ (4,202)          $(14,479)          $ (1,965)
                                                       --------           --------           --------           --------
                                                       --------           --------           --------           --------

Net loss per share - Basic                             $  (0.11)          $  (0.30)          $  (1.01)          $  (0.14)
                                                       --------           --------           --------           --------
                                                       --------           --------           --------           --------

Net loss per share - Diluted                           $  (0.11)          $  (0.30)          $  (1.01)          $  (0.14)
                                                       --------           --------           --------           --------
                                                       --------           --------           --------           --------

Weighted average common shares                           14,363             14,045             14,287             13,996
                                                       --------           --------           --------           --------
                                                       --------           --------           --------           --------
Weighted average common &
Common equivalent shares                                 14,363             14,045             14,287             13,996
                                                       --------           --------           --------           --------
                                                       --------           --------           --------           --------

                             See accompanying notes.

                       GASONICS INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                                 JUNE 30,
                                                                      ---------------------------
                                                                         1999               1998
                                                                      --------           --------
Cash flows from operating activities:
        Net cash provided by (used for) operating activities          $ (4,222)          $  9,560

Cash flows from investing activities:
     Purchases of property & equipment                                    (867)            (3,037)
      Decrease (increase) in marketable securities                       5,823             (5,023)
                                                                      --------           --------
        Net cash provided by (used for) investing activities             4,956             (8,060)
                                                                      --------           --------

Cash flows from financing activities:
     Increase (decrease) in borrowings under credit facility               299               (896)
     Repurchase of common stock                                         (1,255)                 -
     Proceeds from issuance of common stock                              2,620              1,888
                                                                      --------           --------
        Net cash provided by financing activities                        1,664                992
                                                                      --------           --------

Net increase in cash and cash equivalents                                2,398              2,492
Cash & cash equivalents at beginning of period                          14,698             13,307
                                                                      --------           --------
Cash & cash equivalents at end of period                              $ 17,096           $ 15,799
                                                                      --------           --------
                                                                      --------           --------

                             See accompanying notes.

                       GASONICS INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the nine months ended June 30, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year. Such financial statements should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1998 and quarterly reports on Form 10-Q for the periods ending December 31, 1998 and March 31, 1999.

2. INVENTORIES

Inventories consist of the following (in thousands):

                                                  June 30,               September 30,
                                                    1999                      1998
                                                -----------             --------------
                                                (unaudited)
              Raw Materials                       $ 8,071                  $ 12,547
              Work in Process                       4,781                     2,254
              Finished Goods                        3,171                     6,021
                                                  -------                  --------
                                                  $16,023                  $ 20,822
                                                  -------                  --------
                                                  -------                  --------

3. NET INCOME (LOSS) PER SHARE

Net income (loss) per share data has been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options (using the treasury stock method).

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per common share for the three and nine months ended June 30, 1999 and 1998 were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share for the three and nine months ended June 30, 1999 and 1998, were calculated using the treasury stock method to compute the weighted average common stock outstanding (in thousands, except per share data).

------------------------------------------------------------------------------------------------------------------
                                                                                                        PER SHARE
FOR THE THREE MONTHS ENDED JUNE 30, 1999                        INCOME               SHARES               AMOUNT
------------------------------------------------------------------------------------------------------------------
Net loss                                                      $ (1,621)
BASIC AND DILUTED LOSS PER SHARE
Loss to common stockholders                                   $ (1,621)              14,363             $ ( 0.11)

------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
                                                                                                        PER SHARE
FOR THE THREE MONTHS ENDED JUNE 30, 1998                        INCOME               SHARES               AMOUNT
------------------------------------------------------------------------------------------------------------------
Net loss                                                      $ (4,202)
BASIC AND DILUTED LOSS PER SHARE
Loss to common stockholders                                   $ (4,202)              14,045             $ (0.30)

------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
                                                                                                        PER SHARE
FOR THE NINE MONTHS ENDED JUNE 30, 1999                        INCOME               SHARES               AMOUNT
------------------------------------------------------------------------------------------------------------------
Net loss                                                      $ (14,479)
BASIC AND DILUTED LOSS PER SHARE
Loss to common stockholders                                   $ (14,479)             14,287             $ (1.01)

------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
                                                                                                        PER SHARE
FOR THE NINE MONTHS ENDED JUNE 30, 1998                        INCOME               SHARES               AMOUNT
------------------------------------------------------------------------------------------------------------------
Net loss                                                       $ (1,965)
BASIC AND DILUTED LOSS PER SHARE
Loss to common stockholders                                    $ (1,965)             13,996             $ (0.14)

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). It establishes accounting and reporting standards for derivative instruments including standalone instruments, such as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. SFAS 133 is effective for fiscal years beginning after June
15, 2000 and cannot be applied retroactively. The effect of SFAS No. 133 is not expected to be material to the Company's financial statements.

5.  COMPREHENSIVE INCOME

Effective December 31, 1998 the Company adopted SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. For the three and nine months ended June 30, 1999 and 1998, there were no material items of other comprehensive income (loss), thus comprehensive income for these periods did not differ materially from net income as reported in the accompanying financial statements.

6.  STOCK REPURCHASE PROGRAM

On December 16, 1998, the Company's Board of Directors authorized a stock repurchase program. Under this program 500,000 shares of its Common Stock may be repurchased by the Company in the open market, from time-to-time at market prices not to exceed $15.00 per share using existing cash. In April, 1999, the Company's Board of Directors authorized the Company to repurchase up to 100,000 shares of the 500,000 share total prior to its July Board meeting. As of June 30, 1999, the Company had repurchased 100,000 shares of common stock in the open market at an aggregate cost of approximately $1.3 million.

    (Dollars in millions except per share amounts)                                           1999
--------------------------------------------------------------------------------------------------
    Stockholders' Equity
    Preferred stock, $0.001 par value: Authorized shares - 2,000,000                            -
    Common stock, $0.001 par value: Authorized shares - 20,000,000                             14
    Additional paid-in capital                                                             40,281
    Retained Earnings                                                                      23,253
    Treasury stock at cost (shares 100,000)                                                (1,255)
--------------------------------------------------------------------------------------------------
    Net stockholders' equity                                                               62,293
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

7.  CHARGES TAKEN DURING FISCAL YEARS 1999 AND 1998

The nine month period ended June 30, 1999 included pre-tax charges of approximately $1.8 million, related primarily to the accelerated write-off of equipment produced and used in connection with the Company's first generation 300mm product development program.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of historical facts, the following Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, future sales, gross margins, product development, product development expenses, operating expense levels, and the sufficiency of financial resources to support future operations, and are subject to the Safe Harbor provisions created by that statute. Such statements are based on current expectations that involve inherent risks and uncertainties, including those discussed below and under the heading "Additional Risk Factors" that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to any forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Financial Statements presented in the Company's 1998 Annual Report on Form 10-K and quarterly reports on Form 10-Q for the periods ended December 31,1998 and March 31, 1999, which are available upon request, for a more complete understanding of the Company's financial position, business and results of operations.

RESULTS OF OPERATIONS

NET SALES. The Company's net sales of $17.9 million for the third quarter of fiscal year 1999 represent a decrease of approximately 24% when compared to net sales of $23.6 million for the same quarter in fiscal year 1998. For the nine month period ending June 30, 1999, net sales decreased approximately 51% to $41.1 million compared to net sales of $84.1 million for the same period last fiscal year.

The decreases in both periods reflect continued lower sales of the Company's multi-chamber Performance Enhancement Platform ("PEP") products and lower sales of single chamber products for the nine month period resulting from the general slowdown in the semiconductor industry. In addition, the Company did not sell any units of its Vertical High Pressure ("VHP") product during the first nine months of fiscal 1999 compared to VHP sales of $1.5 million and $7.6 million for the third quarter and nine month periods of fiscal 1998. The Company's Liquid Crystal Display ("LCD") division sold no flat panel display equipment in the third quarter of fiscal 1999 compared to $1.1 million in sales for the third quarter of fiscal 1998. For the first nine months of fiscal 1999, LCD sales were $1.6 million compared to $2.3 million for the same period of fiscal 1998. Continued delays in receiving new orders and rescheduling or cancellations of previously ordered equipment has materially adversely affected the Company's sales for more than two and a half years. Although the Company has had three consecutive quarters of improved bookings and two consecutive quarters of improved sales and with the semiconductor industry showing signs of upward movement, customers are still very cautious and the Company anticipates that delays of new orders and cancellations and rescheduling of existing orders will continue to adversely impact the Company's business, financial condition and results of operations for the foreseeable future.

Sales to customers in North America, Europe and Asia Pacific accounted for approximately 59%, 8% and 33% of net sales, respectively, for the nine months ended June 30, 1999 compared to approximately 56%, 24% and 20% respectively, for the nine months ended June 30, 1998. The Company's percentage of international sales will continue to fluctuate from period to period, but the Company anticipates that international sales will continue to account for a significant portion of net sales in the remainder of fiscal 1999 and beyond. The continuing Asian economic slowdown has had an adverse impact on the Company's international net sales in the first nine months of fiscal 1999 and may continue to have a significant adverse impact on international net sales for the balance of fiscal 1999 and into fiscal 2000.

The Company currently anticipates that its total net sales for the fourth quarter of fiscal 1999 will show sequential quarter to quarter improvement and is expected to exceed prior year comparable period levels for the first time in a year and a half. While fourth quarter revenues will continue to show the effects of the extended industry slowdown, the industry is showing signs of a gradual recovery and, as such, the Company's revenues next quarter are expected to be higher than that reported for the same quarter last year.

GROSS MARGIN. The Company's gross margin as a percentage of net sales for the third quarter and nine months ended June 30, 1999 was 42.6% and 34.8%, respectively, compared to 30.4% and 42.0%, respectively, for the same periods of fiscal 1998. The increase in gross margin for the third quarter of fiscal 1999 is primarily due to a $2.5 million charge in the third quarter of fiscal 1998 to increase reserves for potentially excess inventory and for certain potentially obsolete finished units. Excluding the $2.5 million charge, the gross margin rate for the third quarter and nine month period of fiscal 1998 would have been 41.0% and 45.0%, respectively. Additionally, the gross margin rate in the third quarter of fiscal 1999 is higher than the same quarter last year due to various cost reduction efforts effected over the last year. The decrease in gross margin percentage for the nine months of fiscal 1999 compared to the same period of fiscal 1998 is primarily due to lower sales and the relatively fixed costs and under-utilization of the Company's field service organization and manufacturing facilities resulting in under-absorbed overhead. The Company's gross margins are affected by a variety of other factors, including the mix and average selling prices of products sold and the costs to manufacture, service and support new product introductions and enhancements. The Company expects that its gross margin will continue to be materially adversely impacted by sales volume, changes in product mix and other factors, including inefficiencies associated with new product introductions and sales of lower margin flat panel display systems and competitive pricing pressures. The Company continues to focus on its gross margin improvement programs, including the introduction of new value-added applications, features and options for its PEP systems, targeted cost reduction programs and controlled spending. The Company currently anticipates that its overall gross margins for the fourth quarter of fiscal year 1999 will show little, if any, improvement over the third quarter. Improved gross margins from continued increases in the utilization of field service and manufacturing as a function of higher sales volume coupled with an increase in overhead absorption, is anticipated to be largely offset by lower margins on initial sales of new products, such as the Company's PEP Iridia product.

COSTS ASSOCIATED WITH REDUCTION IN FORCE. In June 1998 and December 1998, the Company reduced its workforce in response to market conditions and recorded a charge of $503,000 and $407,000, respectively, primarily for the costs of severance compensation.

RESEARCH AND DEVELOPMENT (R & D) EXPENDITURES. R&D expenses consist primarily of salaries, project materials, consultant fees and other costs associated with the Company's R&D efforts. The Company's R&D expenditures for the third quarter of fiscal 1999 were $4.2 million or 23% of net sales compared to $5.4 million or 23% of net sales for the third quarter of fiscal 1998. For the nine months ended June 30, 1999 and 1998, R&D expenses were $13.4 million or 33% of net sales compared to $15.8 million or 19% of net sales, respectively.

The decrease of $1.2 million in the third quarter of fiscal 1999 is principally due to a charge of $500,000 recorded in fiscal 1998 related to accelerated write-downs of certain older generation applications development equipment and consulting charges, the cumulative impact of three reductions in force that occurred in the second half of fiscal year 1998 and the first quarter of fiscal year 1999 and the reprioritization of engineering projects. Partly offsetting the above was the cost associated with the Company's return to a full work schedule in the third quarter of fiscal 1999. Since the third quarter of fiscal 1998, the Company had been on a reduced work schedule to reduce operating costs as a result of poor business conditions.

The decrease in spending for the nine month period of fiscal 1999 compared to the same period of fiscal 1998 resulted from the same reasons as stated above for the third quarter of 1999 partially offset by a $1.8 million charge recorded in the second quarter of fiscal 1999 primarily for the accelerated write-off of equipment produced and used in connection with the Company's first generation 300mm product development program. This equipment which consisted primarily of 300mm tools produced for test, demonstration and evaluation had significantly declined in value since the Company has now transitioned to the next generation of 300mm product development. The decrease in R&D expenses for the nine month period also reflects an engineering grant of $250,000 that was funded in the first quarter of fiscal 1999 and was credited to R&D expenses.

The Company continues to focus its R&D efforts on areas where it believes it may be able to gain market share. In particular, the Company has focused its R&D spending on programs to support the expanding number of available applications that target our integrated clean strategy, the development of the 300mm platform, the support of the LCD flat panel business and applications development of the VHP technology. In June 1999, the Company formally introduced the PEP Iridia which is the first in a series of leading-edge solutions targeting the growing market for application-specific photoresist and wafer cleaning steps. The Company anticipates that R&D spending in absolute dollars for at least the remainder of fiscal 1999 will decrease, although to a lesser extent than last quarter, when compared to the prior year comparable period. This decrease is expected to primarily result from the cost reductions noted above partially offset by the cost of the Company's return to a full work schedule in the third quarter and annual salary increases that became effective at the beginning of the fourth quarter of fiscal 1999. The salary increases may also result in slightly higher R&D expenses in the fourth quarter of fiscal 1999 compared to the third quarter of fiscal 1999. The Company decided to return to a full work schedule in April 1999 and grant annual salary increases, originally scheduled for January 1999, in July 1999, based on the sequential improved financial results for the last two quarters and the Company's anticipation that business will continue to improve over the next several quarters.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses for the third quarter of fiscal 1999 were $5.5 million or 30% of net sales and $15.9 million or 39% of net sales for the first nine months of fiscal 1999 compared to $8.0 million or 34% of net sales and $22.7 million or 27% of net sales for the same periods of fiscal 1998, respectively. The spending decrease in both periods of fiscal 1999 resulted in part from charges taken in the third quarter of fiscal 1998 for the consolidation of the Company's San Jose, California operations of approximately $300,000 and for the write-down of older generation demonstration and evaluation equipment of approximately $700,000. The balance of the decrease primarily results from the cumulative impact of the Company's three reductions in force, the reduced work schedule and lower third party sales commissions on international sales. For approximately the last two and a half years, the Company has built a worldwide direct sales and support organization which has decreased the Company's dependence on third party representatives for these services. Consequently, third party commissions in all but two regions have been eliminated, partially offset by increased expenses related to the hiring of and other expenses associated with building the Company's direct sales and support organizations. The Company currently anticipates that SG&A expenses for the fourth quarter of fiscal 1999 will be lower in absolute dollars from the comparable period of fiscal 1998 as a result of the Company's cost reduction activities. Compared to the third quarter of fiscal year 1999, however, SG&A expenses are expected to increase due to trade show costs, annual salary increases and additional costs needed to support anticipated sales increases.

OTHER INCOME (EXPENSE). Other income and expense primarily consists of interest income and expense, foreign currency translation gains and losses and royalty income. Interest expense of approximately $8,000 for the third quarter and $35,000 for the first nine months of fiscal 1999 as compared to $1,000 in the third quarter and $25,000 for the first nine months of fiscal 1998 is principally related to borrowings under a short-term credit facility from the Bank of Tokyo-Mitsubishi made to the Company's wholly-owned Japanese subsidiary, GaSonics International Japan K.K. As of June 30, 1999, borrowings under this loan agreement were 299 million yen, which was equivalent to approximately $2.4 million as of that date. Interest income received primarily from the Company's short-term investments was approximately $330,000 for the third quarter and $834,000 for the first nine months of fiscal 1999 as compared to $284,000 and $742,000 for the corresponding periods of fiscal 1998. The increase in interest income is primarily the result of changing the Company's investment portfolio from tax exempt securities to taxable securities since the Company is not incurring a tax liability due to its net operating losses. There was essentially no net impact of foreign currency translation gains or losses for the third quarter and approximately $65,000 in net losses for the nine month period of fiscal 1999 compared to net gains of $153,000 and $25,000, respectively, for the same periods last fiscal year. The fluctuations in currency exchange rates are primarily in Japan, Korea, Taiwan and Singapore. Royalty income in connection with the sale of the Company's industrial plasma cleaning products and services business in July 1997 was approximately $67,000 and $245,000 for the third quarter and first nine months of fiscal 1999, respectively, compared to $146,000 and $265,000 for the comparable periods of fiscal 1998.

INCOME TAXES. The results for the third quarter and first nine months of fiscal 1999 do not include a provision for tax benefits related to the nine months ended June 30, 1999 net loss because the net loss cannot be carried back to offset previous amounts of taxable income. The tax loss and other tax benefits will be carried forward and will be available to offset certain future tax liabilities. The Company does not anticipate recording these tax benefits until returning to profitability.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1999, cash, cash equivalents and marketable securities increased by $2.4 million to $28.9 million at June 30, 1999 from $32.3 million at September 30, 1998. Operating activities used cash of $4.2 million for the nine month period ended June 30, 1999 compared to $9.5 million of cash provided by operations in the corresponding period of fiscal 1998. Cash used by operating activities in the first nine months of fiscal 1999 is due principally to operating losses partly offset by a reduction in inventory and a reduction in deferred tax assets resulting from income tax refunds received during the second quarter of fiscal 1999 for operating loss carry-backs.

Investing activities for the first nine months of fiscal 1999 provided cash of approximately $5.0 million resulting from the net sale of marketable securities of approximately $5.8 million and used cash of $867,000 primarily for improved operating and information systems and demonstration equipment. The $5.8 million provided by the net sale of marketable securities resulted from a change in the Company's investment portfolio from tax exempt to shorter-term taxable securities now classified as cash equivalents. For the first nine months of fiscal 1998, a total of $8.1 million was used for investing activities consisting of $5.0 million for the net purchase of marketable securities and $3.0 million primarily for the purchase of capital equipment and improved operating and information systems.

Financing activities for the first nine months of fiscal 1999 provided cash from the issuance of common stock in connection with the Company's employee stock purchase and stock option plans of $2.6 million, $299,000 from borrowings by Gasonics International Japan K.K. under its credit facility with the Bank of Tokyo-Mitsubishi and used cash of approximately $1.3 million for the open-market repurchase of 100,000 shares of the Company's Common Stock. For the same period of fiscal 1998, $1.9 million was provided from the issuance of common stock under the Company's employee stock purchase and stock option plans and approximately $900,000 was used to reduce the borrowings by GaSonics International Japan K.K. under its credit facility with the Bank of Tokyo-Mitsubishi.

At June 30, 1999, the Company had working capital of $49.7 million compared to $59.7 million at September 30, 1998. Accounts receivable at June 30, 1999 increased by approximately $2.6 million and inventory decreased by approximately $4.8 million from September 30, 1998. The increase in receivables is due primarily to payment delays from certain customers in Europe and Taiwan. The decrease in inventory is primarily the result of decreased purchasing in response to lower sales volume. The Company expects future inventory levels to fluctuate from period to period, and believes that because of the relatively long manufacturing cycle of its products, its investment in inventories will continue to represent a significant portion of working capital. As a result of such investment in inventories, the Company may be subject to an increasing risk of inventory obsolescence, which could materially adversely affect the Company's operating results.

The Company's principal sources of liquidity at June 30, 1999, consisted of approximately $17.1 million in cash and cash equivalents, $11.8 million in marketable securities and a $20.0 million unsecured line of credit with Union Bank which was renewed on June 30, 1999 and expires on March 31, 2000. A commercial letter of credit provision of $500,000 and a foreign exchange contract provision of $1.0 million are included as part of the credit line. This line of credit bears interest at the bank's LIBOR rate plus 1.25% per annum. Available borrowing under the credit line is reduced by the amount of outstanding letters of credit. The line of credit contains certain covenants, including covenants relating to financial ratios and tangible net worth that must be maintained by the Company. As of June 30, 1999, except for $69,193 outstanding under the letter of credit provision, there were no borrowings outstanding under this line and the Company was in compliance with its bank covenants. The Company's wholly-owned Japanese subsidiary, GaSonics International Japan K.K., has a credit facility with the Bank of Tokyo-Mitsubishi with an available credit line of 300 million Japanese yen which is equivalent to approximately $2.4 million as of June 30, 1999. This credit facility bears interest at a rate of 1.65% per annum and is secured by a Letter of Guarantee issued by the Company. The maturity date of this credit facility has been extended from March 31, 1999 to September 30, 1999. As of June 30, 1999, GaSonics International Japan K.K. had borrowed 299 million yen under this credit facility. The Company intends to enter into a new agreement or extend the term of the existing credit facility in Japan with the Bank of Tokyo-Mitsubishi prior to the expiration date. However, there can be no assurance that the Company will be successful in renewing or extending this facility or that any such renewal or extension will be on reasonable terms.

On December 16, 1998, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of the Company's Common Stock in the open market at prevailing prices. As of June 30, 1999, 100,000 shares had been repurchased.

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

To ensure that the Company's products and systems, and the operating systems incorporated in products sold to its customers, are year 2000 compliant, the Company expects both to replace some software and systems and to upgrade others where appropriate. The Company has identified for its customers the corrective action necessary to ensure that its installed products are year 2000 compliant, including compliance of third-party components and sub-assemblies incorporated into the Company's products. The Company has incurred, and will continue to incur throughout fiscal 1999, various expenses in connection with replacement and upgrading its installed base. The Company estimates that the costs directly related to addressing Year 2000 issues will be between $1.2 and $1.5 million, of which approximately $1.1 million was spent as of June 30, 1999. The Company expects to pass certain of these costs on to its customers.

There can be no assurance that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company, including repair costs, warranty costs and costs incurred in litigation due to any such defects. Additionally, there can be no assurance that unexpected delays or problems, including the failure to ensure year 2000 compliance by systems and products supplied to the Company by a third party, will not have a material adverse effect on the Company's financial performance, or the competitiveness or customer acceptance of its products. The Company could be subject to litigation in the event that any of its products, including third party components, are not year 2000 compliant, which could be substantial and costly. The Company's current understanding of expected costs is subject to change as the Company's review continues and does not include potential costs related to customer claims, or internal software and hardware replaced in the normal course of business where installation otherwise may be accelerated to provide solutions to year 2000 compliance issues.

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

LIMITED SYSTEM SALES; BACKLOG

The Company derives a substantial portion of its sales from the sale of systems which typically range in price from approximately $150,000 to $1.0 million for its photoresist and post-etch residue removal systems and up to approximately $2.0 million or more for many of its other products. As a result, the timing of revenue recognition for even a single transaction has had and could continue to have a material adverse effect on the Company's sales and operating results. The Company's backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's sales objectives for that quarter. Moreover, all customer purchase orders are subject to cancellation or rescheduling by the customer with limited or no penalties and, therefore, backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period. The Company has in the past experienced and expects to continue to experience, cancellations and rescheduling of orders. As a result, the Company's net sales and operating results for a quarter depend upon the Company obtaining orders for systems to be shipped in the same quarter that the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during such period. Furthermore, most of the Company's quarterly net sales have recently been realized near the end of the quarter. A delay in a shipment near the end of a particular quarter due to, for example, an unanticipated shipment rescheduling, cancellations or deferrals by customers, unexpected manufacturing difficulties experienced by the Company, additional customer configuration requirements or supply shortages, may cause net sales in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for any such quarter. In addition, significant investments in research and development, capital equipment and customer service and support capability worldwide have resulted in significant fixed costs which the Company has not been and will not be able to reduce rapidly if sales goals for a particular period are not met. Because the Company builds its systems according to forecast, a reduction in customer orders or backlog will lead to excess and possibly inventory obsolescence, increased costs and reduced margins which could materially adversely effect the Company's business, financial condition and results of operations. The impact of these and other factors on the Company's operating results in any future period cannot be forecasted accurately.

CYCLICALITY OF SEMICONDUCTOR INDUSTRY

The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities, which, in turn, depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including systems manufactured and marketed by the Company. Beginning in 1996, the worldwide semiconductor industry has experienced a severe cyclical downturn and while there have been recent signs of recovery, the downturn has continued to impact the financial performance of the Company through the third quarter of fiscal 1999. During this period, the Company has experienced reduced demand for its products, significant cancellations and delays of new orders and rescheduling of existing orders that have materially adversely affected the Company's financial results and the Company expects such factors will continue to materially adversely affect its future financial results. Accordingly, the Company can give no assurance that it will be able to increase or even maintain its current level of sales. Additionally, the Company anticipates that a significant portion of new orders will depend upon demand from integrated circuit (IC) manufacturers building or expanding large fabrication facilities, and there can be no assurance that such demand will exist in 1999 or in 2000.

HIGHLY COMPETITIVE INDUSTRY

The semiconductor capital equipment industry is intensely competitive. A substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, it is difficult for the Company to sell to a particular customer for a significant period of time if that customer selects a competitor's capital equipment. The Company currently has only one principal product line and experiences intense competition worldwide from a number of foreign and domestic manufacturers, including Canon, Applied Materials, Inc., Eaton Corporation, Lam Research Corporation, Matrix Semiconductor Systems, Inc., Mattson Technology, Inc., Plasma Systems and MC Electronics, many of which have substantially greater installed bases and greater financial, marketing, personnel, technical and other resources than the Company. One of the Company's competitors, Fusion, was acquired by Eaton Corporation, a very large corporation, further enhancing the resources of one of the Company's competitors. The Company believes that the industry will continue to be subject to increased consolidation that will increase the number of larger more powerful companies in the industry sector in which the Company competes. Certain of the Company's competitors have announced the introduction of, or have introduced or acquired, competitive products that offer enhanced technologies and improvements. Applied Materials and Lam Research have modules on their products that remove photoresist using dry chemical processing and, therefore, compete with the Company's products. The Company expects its competitors to continue to develop enhancements to and future generations of competitive products that may offer improved price or performance features. New product introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems in addition to intense price competition or otherwise make the Company's systems or technology obsolete or noncompetitive. In addition, by virtue of its reliance on sales of advanced dry chemistry processing equipment, the Company could be at a disadvantage compared to certain competitors that offer more diversified product lines. The Company believes that it will continue to face competition from current and new vendors employing other technologies, such as wet chemistry, traditional dry chemistry and other ashing techniques, as such competitors attempt to extend the capabilities of their existing products. Increased competitive pressure has led and may continue to lead to reduced demand and lower prices for the Company's products, thereby materially adversely affecting the Company's business, financial condition and operating results. There can be no assurance that the Company will be able to compete successfully in the future.

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

DEPENDENCE ON KEY CUSTOMERS

Historically, the Company has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to the Company's ten largest customers in fiscal 1996, 1997, 1998 and the first nine months of fiscal 1999 accounted for approximately 51%, 66%, 64% and 73% of net sales, respectively. In fiscal 1996, sales to Intel accounted for approximately 11% of total net sales. In fiscal 1997, sales to Samsung and Promos Technologies each accounted for approximately 11% of net sales and Intel accounted for approximately 10% of net sales. Intel and Motorola accounted for approximately 20% and 11%, respectively, of fiscal 1998 net sales. Intel accounted for approximately 23% and Motorola accounted for approximately 12% of net sales for the first nine months of fiscal 1999. The Company expects that sales of its products to relatively few large customers will continue to account for a high percentage of net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Moreover, sales to certain of its customers have decreased as those customers have completed or delayed purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions due to departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, has materially adversely affected and could in the future materially adversely affect the Company's business, financial condition and results of operations. The Company's ability to increase or maintain current sales levels in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance.

EXPANSION OF OPERATIONS; MANAGEMENT OF GROWTH

Since 1993, the Company has significantly increased the scale of its operations to support sales levels and despite recent layoffs has generally expanded its operations to address critical infrastructure requirements, including the hiring of additional personnel, commencement of independent operations in the United Kingdom, Ireland, France, Italy, Korea, Japan, Singapore, Taiwan and Israel and significant investments in research and development to support product development. In addition, in 1998, the Company hired a new President and Chief Executive Officer. The Company's expansion has resulted in significantly higher operating expenses and until there is a sustained upturn in the semiconductor industry resulting in an increased demand for equipment, it is anticipated that the Company's future operating results will continue to be materially adversely affected through at least the next several quarters. However, cost reduction efforts implemented during the last half of fiscal 1998 and the first quarter of fiscal 1999 have considerably reduced the Company's operating expenses and, hence, the sales volume level needed to break even.

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

RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION

The semiconductor manufacturing industry is subject to rapid technological change and new product introductions and enhancements. The Company's ability to be competitive will depend in large part upon its ability to develop new and enhanced systems and to introduce these systems at competitive prices and in a timely and cost effective manner to enable customers to integrate the systems into their operations either prior to or upon commencement of volume product manufacturing. In addition, new product introductions or enhancements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure has led to intensified price-based competition resulting in lower prices and margins, which has and could continue to materially adversely affect the Company's business, financial condition and results of operations. Any success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, effective sales and marketing and product performance in the field. In particular, the Company's future performance will depend in part upon the successful commercialization of its VHP, LPCVD systems and 300mm systems. There can be no assurance that any such products will achieve significant revenues, if any, or enhance the Company's profitability. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the type of ICs under development by leading IC manufacturers and the equipment required to produce such ICs. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products and any failure could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RISKS ASSOCIATED WITH THE JAPANESE MARKET

The Company believes that increased penetration of the Asia Pacific market, particularly Japan, will be essential to its future financial performance. To date, however, the Company has sold relatively few systems to Japanese semiconductor manufacturers. Sales in Japan accounted for approximately 9% of the Company's total net sales in both fiscal 1996 and fiscal 1997, 4% of total net sales in fiscal 1998 and 6% of total net sales for the first nine months of fiscal 1999. To date, for its photoresist business, the Company has not fully developed a customer service and support capability in Japan and remains at a disadvantage in selling, servicing and supporting such products in Japan. The Japanese semiconductor market (including fabrication plants operated outside of Japan by Japanese semiconductor manufacturers) represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and has been difficult for non-Japanese companies to penetrate. Furthermore, the licensing of products and process technologies by Japanese semiconductor manufacturers to non-Japanese semiconductor manufacturers has resulted in recommendations to use certain semiconductor capital equipment manufactured by Japanese companies. Late in fiscal 1995, the Company acquired its LCD division in Japan, but to date, this has not enabled the Company to significantly penetrate the photoresist removal market in Japan. As a relatively recent entrant, the Company is at a distinct competitive disadvantage in the Japanese market compared to leading Japanese suppliers, many of which have long-standing collaborative relationships with Japanese semiconductor manufacturers. In addition, since 1992, Japanese semiconductor manufacturers have substantially reduced their levels of capital spending on new fabrication facilities and equipment, particularly over the past two years due to the overall downturn in the Japanese economy and the severe downturn in the worldwide semiconductor market, thereby, further increasing competitive pressures in the Japanese market. Although the Company is investing significant resources and has established a direct presence in Japan which has and will significantly increase operating expenses, there can be no assurance that the Company will be able to achieve significant sales to the Japanese semiconductor market, which failure could materially adversely affect the Company's business, financial condition and results of operations.

INTERNATIONAL SALES

International sales accounted for 54%, 55%, 45% and 41% of net sales in fiscal years 1996, 1997, 1998 and the first nine months of fiscal 1999, respectively. The Company has established independent operations in the United Kingdom, Ireland, France, Italy, Korea, Japan, Singapore, Taiwan and Israel. The Company anticipates that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rates, foreign currency fluctuations, tariffs and other barriers, political and economic instability, potentially adverse tax consequences, natural disasters, outbreaks of hostilities, difficulties in accounts receivable collection, extended payment terms, difficulties in managing distributors or representatives and difficulties in staffing and managing foreign subsidiary and branch operations. The Company is also subject to the risks associated with the imposition of legislation and import and export regulations. The Company cannot predict whether tariffs, quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

SOLE OR LIMITED SOURCES OF SUPPLY; RELIANCE ON SUBCONTRACTORS; COMPLEXITY IN MANUFACTURING PROCESS

Certain components, subassemblies and services necessary for the manufacture of the Company's systems are obtained from a sole supplier or a limited group of suppliers. Specifically, the Company relies on three companies for supply of the robotics, two other companies for microwave power supplies, two companies for platens, one company for magnetrons and one company for microwave applicators used in its products. The Company's LCD division in Japan is heavily dependent on one key supplier for quartz and ceramic fabrication used in its LPCVD systems. The Company is exploring alternative sources of technology to provide back up for critical materials when the primary suppliers are unable to deliver. In addition, the Company has been establishing longer term contracts with these suppliers to mitigate the potential risks of inadequate supply of required components and control over pricing and timely delivery of components and subassemblies. However, the Company is relying increasingly on outside vendors to manufacture certain components and subassemblies. The Company's reliance on sole or a limited group of suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components and subassemblies. Because the manufacture of certain of these components and subassemblies is an extremely complex process and requires long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur in the future. Certain of the Company's suppliers have relatively limited financial and other resources. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could significantly delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON KEY PERSONNEL

The Company's financial performance will depend in significant part upon the continued contributions of its officers and key personnel, many of whom would be difficult to replace. The loss of any key person could have a material adverse effect on the business, financial condition and results of operations of the Company. The Company's future operating results depend in part upon its ability to attract and retain other qualified management, engineering, financial and accounting, technical, marketing and sales and support personnel for its operations. Competition for such personnel is intense, particularity in the San Francisco Bay Area, and, as a public company, the Company has experienced difficulty in competing against private companies in terms of equity compensation packages. There can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely affect the Company's business, financial condition and results of operations.

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

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

As of June 30, 1999, the Company's officers, directors and members of their families who may be deemed affiliates of such persons beneficially owned approximately 22% of the Company's outstanding shares of Common Stock. Accordingly, these stockholders will be able to significantly influence the election of the Company's directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how other stockholders of the Company may vote. Such a high level of ownership by such persons or entities may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. Certain provisions of the Company's Certificate of Incorporation, 1994 Stock Option/Stock Issuance Plan, Bylaws and Delaware law may also discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the ability of the Company's Board of Directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company.

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

ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

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

The Company mitigates default risk by investing in safe and high-credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents principal amounts and related weighted average interest rates by date of maturity for the Company's investment portfolio (in thousands):

                                                                             Fiscal Years
Cash equivalents and short-term investments                               1999          2000
---------------------------------------------------------------------------------------------
   Fixed rate short-term investments                                    $19,317        $4,390
   Average interest rate                                                   5.0%         5.12%

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

                 The Company is not a party to any material litigation.

ITEM 2.          CHANGES IN SECURITIES

                 None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

                 None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

                 None.

ITEM 5.          OTHER INFORMATION.

                 Effective June 14, 1999, Graham W. Hills joined the Company as Vice President, Chief Technical Officer.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

      (a)        The following exhibits are filed herewith:

                 Exhibit 10.18 Loan Agreement dated June 30, 1999 between Registrant and Union Bank, a California banking corporation

                 Exhibit 10.19    Graham W. Hills Employment Agreement

                 Exhibit 27       Financial Data Schedule

      (b)        Reports on Form 8-K.

                 No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        GASONICS INTERNATIONAL CORPORATION
                        (Registrant)




                              \s\ Asuri Raghavan
                              ---------------------
Date:    August 6, 1999       By: Asuri Raghavan
                              President/CEO
                              (on behalf of the Registrant and as
                              principal financial officer of the Registrant)



                              \s\ John E. Arnold
                              ---------------------
                              Corporate Controller
                              (as principal accounting officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER                 DESCRIPTION                        SEQUENTIALLY
                                                                  NUMBERED
                                                                  PAGE

10.18 Loan Agreement dated June 30, 1999 between Registrant and Union Bank, a California banking corporation

10.19          Graham W. Hills Employment Agreement

27             Financial Data Schedule