Form 10-K
period 1999-09-30
GASONICS INTERNATIONAL CORP
filed 1999-12-23
CIK 918647

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED                       COMMISSION FILE NUMBER
             SEPTEMBER 30, 1999                                   0-22248

                       GASONICS INTERNATIONAL CORPORATION
               (Exact name of Registrant as specified in charter)

           DELAWARE                  94-2159729
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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 13, 1999, as reported on The Nasdaq National Market was approximately $145,062,256. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of December 13, 1999, the Registrant had outstanding 14,627,160 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on March 10, 2000 are incorporated by reference into Part III of this Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    GaSonics International Corporation ("GaSonics" or the "Company") is a leading global supplier of products and services for the dry photoresist and residue removal segments of advanced integrated circuit ("IC") manufacturing. The Company's products consist of photoresist removal systems, residue removal systems, isotropic etch systems, and high pressure furnaces for the semiconductor industry and low pressure chemical vapor deposition ("LPCVD") and thermal annealing systems for the flat panel display ("FPD") industry. The photoresist removal, residual removal and isotropic etch systems use proprietary downstream plasma processing technology designed to increase yields in the manufacture of advanced ICs. The Company markets and sells its products to many leading IC manufacturers worldwide.

    The Company began operations in 1968, was incorporated in California in March 1971 and reincorporated in Delaware in March 1994. In February 1991, the Company acquired Branson International Plasma Corporation, a manufacturer of photoresist removal equipment. In August 1995, the Company acquired
Tekisco, Ltd. of Tokyo, Japan, a manufacturer of LPCVD and thermal annealing equipment for the manufacture of FPDs.

    The Company's principal executive offices are located at 2730 Junction Avenue, San Jose, California 95134. The Company's telephone number is
(408) 570-7000 and worldwide website address is http://www.gasonics.com.

INDUSTRY BACKGROUND

    Over the past decade, rapid growth in the worldwide market for advanced ICs and IC-related products has increased the demand for semiconductor manufacturing equipment. In the highly sophisticated IC fabrication process, the Company's products influence a large number of complex and repetitive processing steps, including deposition, photolithography and etch. Deposition involves the creation of a layer of either electrically insulating or electrically conductive material on the surface of a wafer. The photolithography process then imprints device features, using a photomask on a light sensitive polymer (photoresist). After the photoresist is developed, an etch process selectively removes the deposited material from the portions of the wafer surface not covered by the imprinted pattern. Prior to processing additional layers on the wafer, the photoresist and post-etch residues from the previous layer must be carefully removed in order to create a clean and functional foundation for deposition of the next layer. These processes between etch and deposition, often referred to as "photoresist removal" or "ashing" and "post residue removal," have become increasingly difficult as device geometries have shrunk to less than 1/700th the size of a human hair.

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

    In the 1970's, photoresist was usually removed by immersing ICs into large liquid chemical baths ("wet chemistry processing"). In the early 1980's, dry chemistry processing used gases to remove the photoresist and began to replace wet chemistry processing for those advanced processing steps that wet chemistry processing was unable to complete or added too many defects (particles). Dry chemical processing has grown as an alternative with potentially significant cost-of-ownership savings as compared with wet chemical processing, especially for complex ICs with feature sizes of 1.0 micron and below. Wet chemical processing also poses environmental concerns associated with chemical storage, handling, disposal and operator safety. In the fabrication of advanced ICs, wet chemical processing for photoresist removal is now typically used only for noncritical cleaning steps after the application of a dry process. In traditional dry chemical plasma processing, plasma is created and the wafer is exposed to the plasma in a single chamber in order to remove the residual photoresist. However, because certain plasma elements can damage the wafer, direct exposure can result in reduced yield.

THE GASONICS SOLUTION

    Addressing the photoresist removal needs of advanced IC manufacturers, GaSonics pioneered in 1986 an advanced dry chemical process technology known as "downstream microwave plasma." This technology separates the area for plasma creation from that in which the wafer is exposed, thus shielding the wafer from potential plasma damage while facilitating the chemical reaction. From there, the Company has evolved a complex mix of product and technology to meet the challenges of decreased line geometries, increased wafer sizes, new materials and a series of difficult-to-remove residues. Called Integrated Clean: Solutions between Etch and Deposition, these advanced photoresist and residue removal technologies are believed by GaSonics to be critical for the manufacture of advanced ICs at acceptable yields and costs. Yield, operating costs, throughput, reliability, uptime and system cost are key components of an IC manufacturer's total cost-of-ownership. The Company believes that downstream microwave and the recently introduced RF process capabilities can impact each of these factors, offering advanced IC manufacturers a simplified process solution with cost-of-ownership benefits. Furthermore, GaSonics' platform technology combines a high degree of reliability, serviceability, and overall equipment effectiveness to offer additional cost-of-ownership benefits.

THE GASONICS STRATEGY

    In order to maintain its leadership position in advanced dry chemical processing equipment for dry photoresist and residue removal, GaSonics business strategy is designed to:

    ENHANCE STRATEGIC CUSTOMER RELATIONSHIPS. The Company believes that its long-standing relationships with many leading worldwide IC manufacturers are critical to ensure its position as a leading supplier of photoresist removal equipment for semiconductor fabrication. The Company intends to continue to focus its resources on its key customers in order to develop future process equipment and to lower the customers' total cost-of-ownership for photoresist removal equipment. As part of this focus, the Company believes that providing dedicated personnel at key customer facilities enables relationships, assists in the design of new fabrication process equipment, and positions GaSonics as a principal supplier of volume equipment orders.

    FOCUS ON CAPITAL PRODUCTIVITY. By increasing yields in the manufacture of advanced ICs, the Company believes its proprietary downstream microwave processing technology offers customers cost-of-ownership advantages over wet chemical processing and traditional dry chemical processing. For example, consumable chemicals used in wet chemical processing of larger diameter wafers generally increase the cost-of-ownership. Additionally, the Company believes that its downstream technology offers better yields than traditional wet chemical processes through reduced damage and contamination. The Company believes these advantages position it as a preferred provider of lower cost-of-ownership solutions, and the Company intends to introduce additional cost-effective products and product enhancements, including a new platform for 300mm wafers which further enhances capital productivity.

    CAPITALIZE ON ADVANCED WAFER FABRICATION TRENDS. The Company's products address the worldwide market opportunity for advanced photoresist removal equipment created by wafer fabs manufacturing eight-inch wafers with near 0.18 micron line geometries. The Company believes that the yield benefits from dry chemical processes in general and GaSonics' downstream processing technology, in particular, increase significantly at line geometries of 0.18 micron and below. GaSonics was one of the first companies to target the advanced photoresist removal market by transitioning from traditional batch processing to a single wafer processing and it currently has an installed base of approximately 775 systems in the eight-inch market. The Company also is currently developing products for the 300 millimeter marketplace as it emerges.

    PENETRATE ASIA/PACIFIC MARKET. The Asia/Pacific market for IC processing equipment represents more than one-half of the worldwide market. The Company has been successful with large customers in Korea, Singapore, Taiwan and Japan, and intends to continue to invest significant resources to further penetrate the Asia/Pacific market, particularly Taiwan and Japan. Japanese process equipment manufacturers have typically dominated that market with traditional dry chemical systems that process multiple wafers in a single batch. Since advanced IC manufacturers who use larger diameter wafers are increasingly adopting single wafer processing, the Company believes its single wafer systems, which incorporate advanced dry chemical processing techniques, may be well-positioned to compete in Japan. Taiwan dominates the market for foundry fab capacity. Due to the volume of IC shipments, Taiwan purchases a significant portion of the world's capital semiconductor manufacturing equipment. According to VLSI and Dataquest, in the year 2000, Taiwan is expected to be the second largest market for capital equipment after the United States.

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

    For 300mm wafers, the Company has devised a unique platform that further increases capital productivity over the dual chamber PEP. It consists of a novel 4 process chamber platform that utilizes in-chamber loadlocks to provide what we believe is the highest throughput system available for bulk ash. It is designed to incorporate our Iridia technology (developed on the 200 mm PEP system) to meet customers' advanced resist and residue removal needs below 0.18 micron. Furthermore, this new platform is expandable and is designed to accept new chamber/process technologies as they are developed.

GASONICS TECHNOLOGY

MICROWAVE DOWNSTREAM PROCESSING.

    GaSonics' proprietary microwave downstream processing technology for dry chemical processing has been a key element in establishing product demand.

    In addition to separating the plasma source from the wafer exposure area ("downstream"), the Company's processing technology incorporates microwave plasma generation. The Company believes that microwave frequency introduced for semiconductor manufacturing by GaSonics in 1986, has become the preferred source for plasma creation because it produces a higher concentration of neutral species and fewer damaging ions than the alternative, radio frequency ("RF") plasma. Thus, the

Company believes its products have higher removal rates with less damage and can operate at lower temperatures than competitive products that utilize RF energy alone.

    In 1999 Gasonics introduced the PEP Iridia chamber which incorporated a RF plasma source in addition to the proprietary microwave downstream plasma source. The combination of these technologies allows the Iridia to address the emerging applications of Post Metal and Post Via Clean with increased yield and lower costs. Today, these etching processes are typically completed by costly wet chemical process steps. The Company believes that IC manufacturers will soon replace wet chemical processes or high cost etching steps with more cost-effective downstream dry plasma processes.

    To meet the challenges of a marketplace increasing in complexity, GaSonics has broadened its offerings of solutions which remove unwanted materials between the etch process and subsequent deposition with the introduction of the PEP Iridia. The Company's twenty-five years of experience and its technology leadership in dry photoresist removal have facilitated its development of Integrated Clean. The critical process steps between etch and deposition, specifically those that involve the removal of unwanted materials, prepare the wafer surface for a better device connection. These materials, which may be organic, inorganic, metallic or particulate in nature, can impact device performance, reliability and yield if they are not removed. GaSonics' core business enables this critical process sequence, which includes photoresist removal and residue removal. These steps complete the preceding etch step and prepare the wafer for the subsequent deposition.

    The Iridia broadens the portfolio of photoresist removal and clean applications that can be performed in a PEP system. Processes are designed for current 0.18 micron design rules and extendible to deep sub-micron applications. Changes in device materials have driven GaSonics to explore a wider range of process chemistries. New features such as a 6-MFC gas box to provide more gases for process chemistries and the exploration of water vapor delivery are examples of how GaSonics is committed to working to further extending the Iridia's performance to solve new issues facing the IC industry.

    The PEP Iridia system is the only system capable of performing controlled, high-temperature photoresist removal and low-temperature clean and etch in a single chamber. Reliable and repeatable dual-temperature capability is critical due to the varying requirements for residue removal and high dose implant stripping (HDIS) processes. Because they are very temperature sensitive, residue removal processes must be performed at low temperature. In contrast, processes such as HDIS require a low-temperature process, followed by a high-temperature bulk photoresist removal process. While competing systems on the market perform dual temperature processes, they are unable to control wafer temperature during all process steps. If temperatures are allowed to get too high in certain phases of the process, Titanium (Ti) and Titanium Nitride (TiN) structure loss may occur.

    At the heart of the Iridia system is a universal chamber designed to accept a temperature-controlled directional downstream plasma (DDP) platen or a downstream microwave platen. The plasmas can be applied either independently or simultaneously for enhanced removal rates. Through a modular design architecture, the Iridia can be configured for increased flexibility to address a range of process applications. It may also be configured for a more select group of applications to enhance cost-of-ownership advantages when running volume production.

HIGH PRESSURE THERMAL PROCESSING

    The Company introduced the concept of applying high pressure to IC thermal processing with the introduction of its high-pressure furnace product. In IC fabrication, there are a number of process steps that involve the exposure of the wafer to high temperature for an extended period of time. The combination of time and temperature is known as the "thermal budget" of a device. The Company believes that the reduction of thermal budget in the fabrication of advanced integrated circuits is becoming increasingly important as feature sizes continue to decrease. The introduction of high pressure into the process allows the process designer to reduce the process temperature, reduce the processing time or reduce both, thus reducing the thermal budget and damage or yield loss.

    A new key application of high pressure that will generally effect the advanced device industry is in the manufacture of gate dielectrics of 0.25 micron and less. As device speeds increase, the gate dielectrics must get thinner. At 0.25 micron, current silicon dioxide gate dielectric technology is no longer acceptable. The Company has demonstrated a solution with the successful fabrication of sub 0.25 micron devices using high-pressure nitrided gate dielectric technology on customer devices. This provides the Company with a key enabling high-pressure technology for future device generations.

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

DRY CHEMICAL PROCESSING SYSTEMS

    PHOTORESIST REMOVAL. The Company's dry chemical downstream processing systems are designed to provide advanced IC manufacturers with lower cost-of-ownership solutions for photoresist removal. This product line is currently comprised of the Aura 1000, the Aura 2000-LL, the Aura 3010, the L3510, the PEP Ash and the PEP Iridia. All of these products incorporate the Company's proprietary microwave downstream processing technology and the Iridia augments that with RF plasma technology and are designed for these products to be used in the fabrication of ICs with feature sizes of 0.18 microns and below. The throughput rates range from approximately 45 to 80 wafers per hour for single chamber systems and up to 140 wafers per hour for dual chamber systems, depending upon wafer size and customer application. System purchase prices range from approximately $150,000 to $950,000.

    The Company introduced its high productivity platform, the PEP, in late 1995. A dual chamber platform with a proprietary wafer handler and high yield photoresist removal capability, the PEP was designed to deliver a lower cost per wafer pass while providing yield advantage with GaSonics' downstream microwave processing. GaSonics introduced photoresist removal chambers for the PEP platform in 1995, and the residue removal chambers were introduced in 1996. In 1997 the Company introduced the PEP 3010 which transferred the chamber technology from the successful Aura 3010 to the PEP platform. In 1998 the chamber technology from the AE2000LL was transferred to the PEP as the PEP 3600 chamber. This chamber is targeted at wafer residue removal applications that required high concentrations of Fluorine gas. The PEP 3600 chamber included a greatly improved microwave source which the Company believes improved both the process results on the wafer and source reliability resulting in improved tool cost-of-ownership. The Iridia was launched at Semicon West in July 1999 and can accommodate multiple plasma sources that address additional processing needs. The PEP represents the Company's migration to a platform strategy, which offers flexibility and customization of single wafer processing on an integrated platform.

    Sales of dry chemistry processing equipment for photoresist removal and post etch residue removal accounted for approximately 53%, 62% and 69% of the Company's net sales in fiscal years 1999, 1998 and 1997, respectively.

    POST ETCH RESIDUE REMOVAL. Post etch residue removal is the process after etch and after photoresist removal. This process involves the removal of unwanted materials from the surface of the wafer.

    The PEP Ash system has proven effective at removing some of these residues with the addition of low concentrations of Fluorine gases. In addition, a modular clean chamber configured on the PEP becomes a PEP Iridia tool. This chamber is specifically designed to accommodate large concentrations of Fluorine gas which is sometimes needed for removing more difficult residues which form after metal and oxide etch. The clean chamber has been qualified for production at several fabs for this process. It has also demonstrated the ability to remove post-oxide etch residue.

HIGH PRESSURE FURNACE SYSTEMS

    The Company pioneered the high-pressure furnace technology in 1977 with the HiPox system and sold over 150 systems to more than 30 semiconductor manufacturers worldwide. In fiscal 1995, the Company introduced its second generation high-pressure furnace, the VHP. The VHP system is intended to satisfy the traditional HiPox customers' needs while providing a state of the art tool needed to meet the more stringent thermal budget requirements of advanced IC manufacturers. The first such application is in high-speed communication devices utilizing silicon germanium (SiGe). The Company has established itself in this business with repeat orders for the VHP from a leading supplier of these devices. With the establishment of VHP utility in the SiGe business, the recent successes in ultra thin gate materials and the promise shown in several other areas under development, the Company sees growth potential for the use of high pressure technology in future generations of semiconductor devices.

LOW-PRESSURE CHEMICAL VAPOR DEPOSITION AND THERMAL ANNEALING SYSTEMS

    In August 1995, the Company acquired its liquid crystal display ("LCD") division in Japan (formerly called Tekisco, Ltd.), one of Japan's leading manufacturers of low-pressure chemical vapor deposition and thermal annealing systems used for flat panel display manufacturing. Established in 1990, LCD began shipments of its proprietary LPCVD and anneal systems for polysilicon-on-glass applications for flat panel displays in 1991. LPCVD and anneal systems have been sold to a number of leading Japanese and Korean flat panel display manufacturers. The Company believes that the acquisition of LCD has expanded its market presence in Japan. The Company believes that the equipment needs of flat panel or liquid crystal manufacturers and semiconductor manufacturers are similar and appear to be converging as the wafers used in IC manufacturing continue to increase in size.

SPARE PARTS, SERVICE AND SUPPORT

    GaSonics provides a series of products including spare parts, retrofit and upgrade kits, contract and billable service, and training designed to support or enhance the capability of its installed base of systems. Revenue from these sources accounted for approximately 39%, 24% and 20% of the Company's total net sales in fiscal 1999, 1998 and 1997, respectively. As both the industries' technology and the Company's systems have become more sophisticated, the Company believes that its customers will increasingly rely on its expertise for service and support. Since the installed base of the Company's equipment continues to grow, the Company believes that service and support revenue will continue to account for a significant portion of its future revenue.

CUSTOMERS

    The Company sells its products to leading IC manufacturers and flat panel display manufacturers located throughout the United States, Europe and the Asia/Pacific. In fiscal 1999, Intel accounted for approximately 23% of net sales. Intel and Motorola accounted for approximately 20% and 11% of fiscal 1998 net sales, respectively. In fiscal 1997, Samsung and Promos Technologies each accounted for approximately 11% of net sales and Intel accounted for approximately 10% of net sales. The Company expects that sales of its products to large customers, including those listed above, will continue to account for a high percentage of its net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Moreover, sales to certain of the Company's customers have decreased as those customers have completed or delayed purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to customer departures from traditional buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could materially adversely affect the Company's business, financial condition and results of operations.

SALES, SERVICE AND CUSTOMER SUPPORT

    The Company believes its sales, service, applications and customer support organizations are critical to its success in establishing and maintaining long-term customer relationships and provide the Company with a competitive advantage in the process equipment market. These relationships are of paramount importance in the semiconductor capital equipment market, as the Company believes that once a semiconductor manufacturer has selected a particular supplier's products for delivering a technology solution, that the manufacturer will frequently attempt to consolidate its other capital equipment requirements with the same supplier for related process applications. The Company's sales, service and applications organizations develop close working relationships with customers in order to identify their current and future semiconductor equipment requirements and to assist customers in overcoming their technology challenges as they move to fabricating increasingly more complex devices. As a result, the Company believes it is well positioned to successfully develop, market and service products that provide advanced semiconductor manufacturers enabling technology solutions.

    The Company markets, sells and services its products domestically and internationally primarily through its marketing and direct sales and customer support organizations, including service, applications and logistics personnel. The Company has subsidiaries in the U.K., Ireland, France, Germany, Israel, Korea and Japan, and branch offices in Italy, Singapore and Taiwan and has staffed these subsidiaries and branches with sales, service, technical support, applications engineering and logistics personnel. The Company maintains three third party representatives to sell and service its products. The Company has four United States sales and service centers located in Austin, Texas; Orlando, Florida; Mesa, Arizona; and East Fishkill, New York in addition to its corporate headquarters in San Jose, California.

    The Company's field service and applications engineering personnel based throughout the United States, Europe and Asia/Pacific, directly support domestic and international equipment installations, process development, training, spare parts logistics, warranty service and post-warranty contract service. The Company's field service engineers include dedicated site-specific engineers contracted by certain customers.

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

    The Company has increased and continues to increase its sales, service, applications and customer support presence in Asia/Pacific. The Company intends to continue investing significant resources to further penetrate the Asia/Pacific market. The Company's goal is to develop knowledgeable local sales, service, applications and customer support resources throughout the region to increase communication between the Company and Asia/Pacific semiconductor manufacturers, reduce response times for sales and support inquiries, and co-develop next generation processes.

    In August 1995, the Company acquired its LCD division in Japan from Kishimoto Sangyo Co. Ltd. of Tokyo, Japan. The LCD division is a manufacturer of LPCVD and thermal annealing equipment used for the manufacture of flat panel displays ("FPD's"). FPDs are important components of portable computing and telecommunications devices. FPD or liquid crystal display manufacturing utilizes very similar processes to IC processing. Approximately 90% of the advanced FPDs produced worldwide are manufactured in Japan. This acquisition was intended to enable GaSonics to continue to penetrate this market and to further establish the credibility of GaSonics as a supplier in Japan. In fiscal 1998, the Company established a direct presence in Japan for sales, maintenance and service of the Company's photoresist and residue removal business to better serve its Japanese customers.

BACKLOG

    The Company schedules production of its systems based upon backlog, informal customer commitments and general economic forecasts for its targeted markets. Backlog includes only those customer orders for systems for which the Company has accepted purchase order numbers and assigned shipment dates within twelve months as well as orders for spare parts and service and support of systems. The Company's backlog for its systems, spare parts and service and support was approximately $21.1 million and $9.2 million as of September 30, 1999 and 1998, respectively. The year-to-year increase is due primarily to the slow upturn in the semiconductor industry that began in fiscal 1999. Historically, the Company's backlog has fluctuated significantly primarily as a result of the cyclical nature of construction and equipping of new IC fabrication facilities. The equipment requirements of new fabrication facilities cannot be determined with accuracy and, therefore, the Company's backlog at any certain date is not necessarily indicative of future sales. In addition, the Company's backlog at any particular date is not necessarily representative of actual sales for any succeeding period. Orders are often received and shipped in the same quarter, system delivery schedules can change and have changed, cancellations and rescheduled system orders can occur and have occurred, all orders are subject to cancellation, deferral or rescheduling by the customer with limited or no penalties, and there are potential delays, and there have been delays, in system shipments. The Company has in the past experienced, and will likely continue to experience, cancellations, deferrals and rescheduling of product orders.

MANUFACTURING

    The Company's manufacturing strategy is to produce high quality, cost-effective, and reliable systems and assemblies to support on-going and growing requirements for more environmentally friendly semiconductor processing equipment. In order to provide the best added value to its customers and to preserve standards in performance, the Company is placing emphasis on in-house system integration and test activities that require proprietary core technology or specialized knowledge and is increasing its outsourcing of routine fabrication and assembly to strategic suppliers. For example, the Company allows certain subcontrators to use equipment and documented techniques on the company site to fabricate proprietary subassemblies. This strategy is successfully being deployed to provide quartzware, controllers, cables, and harnesses. The performance of subcontractors is monitored through a supply management program to ensure that they comply with quality and on-time expectations. In addition, a formalized reliability system has been put in place to further strengthen the quality of the Company's products.

    The Company's principal manufacturing activities include assembly and test work conducted at the Company's facility in San Jose, California and in Atsugi City, Japan for the LPCVD and thermal annealing business. Assembly includes subassembly and final assembly. Class 10 clean rooms simulating a fab environment are available to provide equipment performance demos to customers.

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

    To measure and improve customer satisfaction with the Company's products and service, metrics are developed and measured on a weekly or monthly basis, such as cycle time, quality, installation discrepancies, on-time deliveries, backorders, employee flexibility, and productivity.

RESEARCH AND DEVELOPMENT

    The markets for semiconductor manufacturing equipment, including the markets that utilize the Company's equipment, are characterized by rapid technological development and product innovation. The Company intends to continue to commit substantial resources to research and development in both dry chemistry processing, high pressure thermal processing and LPCVD and thermal annealing for the flat panel display market for both the existing major equipment sets and for new products.

    In order to maintain its long-term relationships with existing customers, the Company works to continuously improve its existing products and develop new products and technologies. Customers with large installed bases increasingly require their suppliers to improve existing products with respect to cost-of-ownership, reliability, and process capability to meet their future needs in order to avoid the long qualifying evaluations required with new equipment, which can be costly and risky. The Company's goal is to continue to develop new products and technologies to meet the changing needs of the market place. The Company's research and development for product improvement and new product development includes in-house validation tests of major hardware and software changes as well as detailed process characterization in the Company's clean rooms using a well defined product development protocol. The Company recognizes that increased sophistication in the operation, diagnostics and testing of present day advanced semiconductor equipment is necessary and has worked to incorporate these needs into its product development roadmap.

    Historically, the Company has devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. For fiscal 1999, 1998 and 1997, total research and development expenditures were approximately $17.7 million, $20.5 million, and $17.4 million, respectively, and represented approximately 28% of the Company's total net sales in fiscal 1999, 20% of total net sales in fiscal 1998 and 14% of total net sales in fiscal 1997.

COMPETITION

    The semiconductor capital equipment industry is intensely competitive. A substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular supplier's products, the manufacturer often relies for a significant period of time upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Accordingly, it is difficult for the Company to sell to a particular customer for a significant period of time if that customer selects a competitor's product. The Company currently has only one principal product line and experiences intense competition worldwide from a number of leading foreign and domestic manufacturers, including Canon, Applied Materials, Inc., Eaton Corporation, Lam Research Corporation, Matrix Semiconductor Systems, Inc., Mattson Technology, Inc., Plasma Systems and MC Electronics, some of which have substantially greater installed bases and greater financial, marketing, technical and other resources than the Company. The Company believes that the semiconductor equipment industry will continue to be subject to increased consolidation which will increase the number of larger more powerful companies in the industry sector in which the Company competes. Certain of the Company's competitors have announced the introduction of, or have introduced or acquired, competitive products that offer enhanced technologies and improvements. For example, Applied Materials and Lam Research have modules on their products which remove photoresist using dry chemistry processing and, therefore, compete with the Company's products. The Company expects its competitors to continue to develop, enhance or acquire competitive products that may offer improved price or performance features. New product announcements, introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems in addition to intense price competition or otherwise could make the Company's systems or technology obsolete or noncompetitive. In addition, by virtue of its reliance on sales of advanced dry chemistry processing equipment, the Company could be at a disadvantage compared to certain competitors that offer more diversified product lines. The Company also believes competition will continue from current and new suppliers employing other technologies, such as wet chemistry, traditional dry chemistry and other techniques, as such competitors attempt to extend the capabilities of their existing products. Increased competitive pressure has led and may continue to lead to reduced demand and lower prices for the Company's products, thereby materially adversely affecting the Company's business, financial condition and results of operations.

    The principal competitive elements in dry chemistry processing for photoresist and residue removal and etching are technological innovation, total cost-of-ownership of the systems, including yield, price, product performance and throughput capability, quality, and reliability, and customer service and support. Although the Company believes that it competes favorably in these areas, competitive product introductions could cause a decline in sales or loss of market acceptance of the Company's existing products. In addition, by virtue of its reliance on sales of advanced dry chemistry processing equipment, the Company could be at a disadvantage compared to certain competitors that offer more diversified product lines.

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

INTELLECTUAL PROPERTY RIGHTS

    The Company holds United States patents, corresponding foreign patents and patent applications covering various aspects of its products and processes. Where appropriate, the Company intends to file additional patent applications on inventions resulting from its ongoing research and development and manufacturing activities to strengthen its intellectual property rights. In addition, the Company owns several trademarks including the Company's name "GaSonics" and others applicable to certain of its products. Nevertheless, the Company relies primarily on innovation, technological expertise and marketing abilities of its employees rather than patent, trademark, copyright or other intellectual property rights protection.

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

EMPLOYEES

    At September 30, 1999, the Company had approximately 404 full-time employees. The Company believes its future success will depend in large part on its ability to attract and retain highly skilled and motivated employees. None of the employees of the Company is covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

ITEM 2. PROPERTIES

    The Company maintains its headquarters in San Jose, California in two leased facilities, aggregating approximately 117,500 square feet, which contain general administration and finance, marketing and sales, customer service and support, manufacturing and research and development. These two facilities have separate leases, both of which expire on December 31, 2001.

    The Company also leases four sales and support offices in the United States in Austin, Texas; Mesa, Arizona; Orlando, Florida and East Fishkill, New York under leases expiring within one to three years. Additionally, the Company leases sales and support offices in Korea, Japan, Scotland, Singapore, Taiwan and Israel. Lease terms for these offices vary from two to ten years.

    The Company also leases two facilities in Japan totaling approximately 34,000 square feet, which are dedicated to the Company's LCD division. One of the facilities, totaling approximately 20,000 square feet, is used for administration, marketing and sales, customer service and support, manufacturing and research and development. The lease on this facility expires September 30, 2000, with an option to extend the lease for an additional three years. It is currently anticipated that the Company will exercise its option to extend the lease on this facility. The other facility in Japan, totaling approximately 14,000 square feet, was acquired in December 1995 to expand LCD production capability. The lease on this facility expires December 31, 2001.

    The Company believes that its existing facilities will adequately meet its anticipated requirements for the next twelve months and that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the Company's fiscal fourth quarter ended September 30, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are as follows:

NAME                                          AGE                           POSITION
----                                        --------   ---------------------------------------------------
Asuri Raghavan............................     46      Chief Executive Officer, President and Director
Jerauld Cutini............................     40      Senior Vice President of Marketing and Business
                                                       Development
Bill Alexander............................     43      Vice President, Worldwide Sales and Field
                                                       Operations
Graham Hills..............................     50      Vice President, Chief Technical Officer
John Villadsen............................     47      Vice President, Manufacturing Operations

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

    JERAULD CUTINI joined the Company as Senior Vice President of Marketing and Business Development in October 1999. In 1990, Mr. Cutini co-founded OnTrak Systems and from 1990 to 1997 served as the Company's Executive Vice President of Marketing, Sales and Customer Service until the company was acquired by Lam Research Corporation in 1997. Following the acquisition, Mr. Cutini served as President of OnTrak, a wholly-owned subsidiary of Lam Research until 1999. From 1988 to 1990 he served as an Account Manager for Applied Materials, Inc. and from 1980 to 1988 he served as a Field Service Engineer, Product Marketing Engineer and Sales Engineer for Silicon Valley Group.

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

    GRAHAM HILLS joined the Company as Vice President and Chief Technical Officer in June 1999. Prior to joining GaSonics, Dr. Hills was employed by Lam Research Corporation since August 1996 where he served as Vice President of Dielectric Etch Technology and Engineering from January 1998 to June 1999 and Senior Director of Dielectric Etch Technology from August 1996 to January 1998. From 1995 to 1996, Dr. Hills was employed by Applied Materials Corporation where he served as Director of Silicon Etch Product Unit; Director of Technology from 1991 to 1996 and a senior technology staff member and an account technology manager from 1989 to 1991. From 1984 to 1989 Dr. Hills served on the technical staff of ATT, Bell Laboratories, was an Assistant Professor at the University of North

Carolina from 1978 to 1984 and did postdoctoral work at the Rice University and NRC, Canada from 1974 to 1977.

    JOHN VILLADSEN joined GaSonics in September 1999 as Vice President of Manufacturing Operations. Mr. Villadsen was previously employed by Watkins-Johnson Company from 1982 to 1999 and from April 1998 to September 1999 held the position of Vice President of Customer Service and Manufacturing and from May 1995 to April 1998 served as Director of Assembly and Test for the Semiconductor Equipment Group. From 1982 to 1985 he held various manufacturing management positions for the Microwave Products Division of Watkins-Johnson.

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

FISCAL 1999                                                     HIGH       LOW
-----------                                                   --------   --------
First Quarter...............................................   $ 9.50     $ 3.56
Second Quarter..............................................    13.75       7.88
Third Quarter...............................................    15.06      10.88
Fourth Quarter..............................................    17.56      13.00

FISCAL 1998
------------------------------------------------------------
First Quarter...............................................   $22.81     $ 8.75
Second Quarter..............................................    14.88       9.75
Third Quarter...............................................    12.63       6.94
Fourth Quarter..............................................     8.13       3.44

    The Company has not paid cash dividends on its common stock since inception, and its Board of Directors presently plans to reinvest any Company earnings in its business. Additionally, certain financial covenants set forth in the Company's bank line of credit agreement limit the Company's ability to pay cash dividends. As of December 15, 1999, the Company had approximately 113 stockholders of record and approximately 2,589 beneficial stockholders.

ITEM 6. SELECTED FINANCIAL DATA

                                                         YEARS ENDED SEPTEMBER 30,
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATIONS:
Net sales.................................  $ 64,279   $100,430   $121,256   $127,043   $102,047
Gross margin..............................    24,385     41,304     53,964     62,626     57,930
Operating income (loss)...................   (15,357)    (9,597)     2,780     12,370     19,942
Net income (loss) (1,2,3,4)...............   (14,082)    (5,713)     3,007      8,930     16,126
Net income (loss) per share--Basic
  (1,2,3,4)...............................  $  (0.98)  $  (0.41)  $   0.22   $   0.67   $   1.26
Net income (loss) per share--Diluted
  (1,2,3,4)...............................  $  (0.98)  $  (0.41)  $   0.21   $   0.65   $   1.23

BALANCE SHEET:
Cash, cash equivalents and marketable
  securities..............................  $ 27,757   $ 32,338   $ 24,884   $ 25,909   $ 36,599
Working capital...........................    49,575     59,735     62,971     59,224     55,130
Total assets..............................    84,208     97,216    104,382     96,430     85,367
Stockholders' equity......................  $ 61,623   $ 75,408   $ 79,193   $ 72,689   $ 63,188

                                                            1ST        2ND        3RD        4TH
                                                          --------   --------   --------   --------
                                                                          UNAUDITED
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
QUARTERLY 1999
Net sales...............................................  $10,022    $13,215    $17,902    $23,140
Gross margin............................................    2,152      4,557      7,622     10,054
Operating income (loss).................................   (7,194)    (6,241)    (1,983)        61
Net income (loss) (2)...................................   (6,879)    (5,978)    (1,622)       397
Net income (loss) per share--Basic (2)..................    (0.49)     (0.42)     (0.11)      0.03
Net income (loss) per share--Diluted (2)................  $ (0.49)   $ (0.42)   $ (0.11)   $  0.03

                                                            1ST        2ND        3RD        4TH
                                                          --------   --------   --------   --------
                                                                          UNAUDITED
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
QUARTERLY 1998
Net sales...............................................  $32,851    $27,616    $23,595    $16,368
Gross margin............................................   15,436     12,688      7,169      6,011
Operating income (loss).................................    2,878        130     (6,711)    (5,895)
Net income (loss) (1)...................................    2,009        228     (4,202)    (3,748)
Net income (loss) per share--Basic (1)..................     0.14       0.02      (0.30)     (0.26)
Net income (loss) per share--Diluted (1)................  $  0.14    $  0.02    $ (0.30)   $ (0.26)

------------------------
(1) Net loss for the third quarter ended June 30, 1998 and fourth quarter and year ended September 30, 1998 includes after tax charges of approximately $644,000 or $0.05 per share, $482,000 or $0.03 per share and $1.1 million or $0.08 per share, respectively, for costs related to reductions in force completed in June and September 1998.

(2) Net loss for the first quarter ended December 31, 1998 and year ended September 30, 1999 included an after tax charge of approximately $407,000 or $0.03 per share for costs related to a reduction in force.

(3) Net loss for the third quarter ended June 30, 1997 and net income for the year ended September 30, 1997 includes a $2.9 million or $0.20 per share after tax write-off of an uncollectible account receivable due from a customer in Thailand (See Note 2 of Notes to the Consolidated Financial Statements).

(4) Net income for the fiscal year ended September 30, 1997 and 1996 includes a non-operating after tax gain of approximately $790,000 and $93,000 or $0.05 and $0.01 per share, respectively, realized from the sale of stock from a third party (see Note 10 of Notes to the Consolidated Financial Statements).

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

OVERVIEW

    The Company currently has only one principal product line and is a leading developer and supplier of a portfolio of products and services used in the fabrication of advanced integrated circuits ("ICs") and flat panel displays ("FPDs"). The Company's products consist of photoresist removal systems, residual removal systems, isotropic etch systems and high pressure furnaces for the semiconductor industry and low-pressure chemical vapor deposition systems ("LPCVD") for the flat panel display industry. In addition, the Company provides spare parts and upgrades, as well as maintenance and support services

    The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future. The Company anticipates that factors continuing to affect its future operating results will include the cyclicality of the semiconductor industry and the markets served by the Company's customers including the recent, prolonged and severe downturn in the worldwide semiconductor industry, the timing of significant orders, patterns of capital spending by customers, the proportion of international sales to net sales, changes in pricing by the Company, its competitors, customers or suppliers, market acceptance the Company's products, the mix of products sold, financial systems, procedures and controls, credit terms, discounts, the timing of new product announcements and releases by the Company or its competitors, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, the Company's ability to produce systems in volume and meet customer requirements, the ability of any customer to finance its purchases of the Company's equipment, changes in overhead absorption levels due to changes in the number of systems manufactured, political and economic instability and lengthy sales cycles. The Company's gross margins have varied and will continue to vary materially based on a variety of factors including the mix and average selling prices of systems sales, the mix of revenues, including service and support revenues, overhead absorption levels, utilization of field service and support resources, and costs associated with new product introductions and enhancements and the customization of systems. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would also materially adversely affect the Company's business, financial condition and results of operations. Gross margin as a percentage of net sales in fiscal 1999 has decreased from fiscal 1998 and fiscal 1998 gross margin as a percentage of net sales has decreased from fiscal 1997 principally due to an increased underabsorption of manufacturing overhead and underutilization of the field service and support infrastructure resulting from lower revenues due to the prolonged and severe worldwide semiconductor business slowdown that has occurred during these periods. In addition, gross margin in fiscal 1998 was negatively impacted by approximately $2.5 million of charges to increase reserves for potentially excess and obsolete inventory.

RESULTS OF OPERATIONS

    The following table sets forth consolidated statements of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net sales...................................................   100.0%     100.0%     100.0%
Cost of sales...............................................    62.1       58.9       55.5
                                                               -----      -----      -----
Gross margin................................................    37.9       41.1       44.5
                                                               -----      -----      -----
Operating expenses:
  Costs associated with reduction in force (1),(2)..........      .6        1.7         --
  Provision for uncollectible account (3)...................      --         --        3.7
  Research and development..................................    27.5       20.4       14.4
  Selling, general and administrative.......................    33.7       28.6       24.1
                                                               -----      -----      -----
  Total operating expenses..................................    61.8       50.7       42.2
                                                               -----      -----      -----
Operating income (loss).....................................   (23.9)      (9.6)       2.3
Other income (expense):
  Interest expense..........................................      --         --        (.1)
  Interest and other income.................................     2.0        1.1         .6
  Gain on sale of investment (4)............................      --         --        1.0
                                                               -----      -----      -----
Income (loss) before provision (credit) for income taxes....   (21.9)      (8.5)       3.8
Provision (benefit) for income taxes........................      --       (2.8)       1.3
                                                               -----      -----      -----
Net income (loss)...........................................   (21.9)%     (5.7)%      2.5%
                                                               =====      =====      =====

    NET SALES. Net sales consist of revenues from system sales, spare part and upgrade sales and maintenance and support. Net sales in fiscal 1999 of $64.3 million decreased 36% from $100.4 million in fiscal 1998 and decreased 47% from $121.3 million in fiscal 1997. The severe worldwide business slowdown in the semiconductor industry, which resulted in many IC manufacturers in nearly all geographic regions reducing and delaying capital equipment purchases, is the principal reason for the decrease in sales from year to year. This industry slowdown was largely due to a DRAM supply and demand imbalance, depressed DRAM pricing and the poor economic climate in Asia and Japan. Additionally, logic and microprocessor manufacturers were adversely impacted by price decreases resulting from low cost personal computers ("PCs"). As a result of the above, the Company experienced lost orders, delays in receiving new orders and rescheduling or cancellations of previously ordered equipment by North America and Asian customers, in particular, which materially adversely affected sales for all of fiscal 1997, fiscal 1998 and fiscal 1999. However, beginning in fiscal 1999, the industry climate began to slowly improve and sequential improvement in quarter to quarter sales began in the second fiscal quarter and continued throughout the balance of fiscal 1999. Assuming the global semiconductor industry continues to recover, the Company anticipates that quarter to quarter sales for at least the first half of fiscal 2000 will increase moderately compared to the fourth quarter of fiscal 1999.

    International sales, which are predominantly to customers based in Europe, Japan and Asia/Pacific, accounted for approximately 46%, 45% and 55% of total net sales in fiscal 1999, 1998 and 1997, respectively. Sales to customers in North America were 54% of total net sales in fiscal 1999 compared to 55% in fiscal 1998 and 45% in fiscal 1997. In Europe, sales decreased to 20% of total net sales in fiscal 1999 from 24% in fiscal 1998 and increased from 16% of total net sales in fiscal 1997. The decrease in European net sales for fiscal 1999 from fiscal 1998 can be attributed primarily to the lack of investment in new fabrication facilities or expansions during fiscal 1999. For Japan and Asia/Pacific, sales increased to 26% of total net sales in fiscal 1999 from 21% in fiscal 1998 and decreased from 38% in fiscal 1997. The decrease in the Japan and Asia/Pacific sales in fiscal 1999 and fiscal 1998 from fiscal 1997 is attributable primarily to the financial crisis in parts of that region and a significant sale in Thailand recorded early in fiscal 1997 that was written-off in the third quarter of fiscal 1997 as an uncollectible account receivable (see
Note 2 of Notes to Consolidated Financial Statements). The Company continued to invest significant resources in international markets, particularly in Japan, Singapore, Taiwan, and the United Kingdom during fiscal 1999 in an attempt to increase its global market share. The Company's percentage of international sales will continue to fluctuate from period to period, but the Company anticipates that international sales will continue to account for a significant portion of net sales in fiscal 2000.

    GROSS MARGIN. The Company's gross margin as a percentage of net sales was 37.9% in fiscal 1999, 41.1% in fiscal 1998 and 44.5% in fiscal 1997. The decrease in gross margin for fiscal years 1999 and 1998 primarily reflects the impact of the Company's under-absorbed manufacturing overhead and under utilization of its field service and support infrastructure resulting from lower overall net sales. The decrease also resulted from lower sales volume of the Company's more mature, higher margin single chamber systems as well as competitive pricing pressures. Additionally, gross margin in fiscal 1998 was negatively impacted by approximately $2.5 million of charges to increase reserves for potentially excess manufacturing and spare parts inventory resulting from the reduction in product demand and for certain obsolete finished units. The charge related to finished units was for certain older generation single chamber products which have not met sales expectations. This reserve was also driven partially by the success of the Company's Performance Enhancement Platform (PEP) in that customers have transitioned to the multi-chamber PEP platform faster than anticipated resulting in reduced demand for single chamber systems. The Company expects that its gross margin will continue to be materially adversely impacted by inefficiencies associated with new product introductions, sales of lower margin multi-chamber and flat panel display systems, competitive pricing pressures, the semiconductor industry climate, the economic troubles still being experienced by many countries in Asia, including companies in some of the Company's major markets such as Japan and Korea, changes in product mix and other factors. The Company will continue to focus on its gross margin improvement programs, including the introduction of new value-added applications, features and options on the PEP systems, targeted cost reduction programs and controlled spending. The Company expects that its gross margin rates during fiscal 2000 will be slightly higher as compared to prior year comparable periods due to higher sales levels resulting in increased overhead absorption and better utilization of field service and support resources.

    PROVISION FOR UNCOLLECTIBLE ACCOUNT. In the third quarter of fiscal 1997, the Company recorded an expense of $4.5 million related to the write-off of an uncollectible account receivable (see Note 2 of Notes to the Consolidated Financial Statements).

    COSTS ASSOCIATED WITH REDUCTION IN FORCE. In fiscal 1999 and 1998, the Company reduced its workforce in response to market conditions and recorded a charge of $407,000 and $1.7 million, respectively, primarily for costs of severance compensation and consolidation of facilities. As of September 30, 1999 approximately $1.9 of the $2.1 million has been paid and approximately $198,000 remains on the Company's books as an accrual.

    RESEARCH AND DEVELOPMENT (R&D). The Company's R&D expenses as a percentage of net sales increased to 27.5% in fiscal 1999 from 20.4% in fiscal 1998 and from 14.4% in fiscal 1997 due in large part to significantly lower sales volume. In absolute dollars, R&D expenses for fiscal 1999 decreased to $17.7 million from $20.5 million in fiscal 1998 and increased slightly from $17.4 million in fiscal 1997. The $2.8 million decrease in R&D spending in fiscal 1999 compared to fiscal 1998 is due to the cumulative impact of three reductions in force that occurred in the second half of fiscal 1998 and the first quarter of fiscal year 1999, a charge of $500,000 recorded in fiscal 1998 related to accelerated write-downs of certain older generation applications development equipment and consulting charges and, due to the reprioritization of engineering projects. Partially offsetting the above was a $1.8 million charge recorded in the second quarter of fiscal 1999 primarily for the accelerated write-off of equipment produced and used in connection with the Company's first generation 300mm product development program. This equipment which consisted primarily of 300mm tools produced for test, demonstration and evaluation had significantly declined in value since the Company has now transitioned to the next generation of 300mm product development.

    The increase in R&D spending in fiscal 1998 from fiscal 1997 is primarily attributable to the development of several new product and process capabilities for advanced photoresist and advanced clean applications utilizing the Company's PEP platform and for the development of a 300mm platform. Expenses for fiscal 1998 also included the $500,000 in charges mentioned above for the accelerated write-downs of certain older generation development equipment and consulting charges.

    The Company continues to focus its R&D efforts on areas where it believes it may be able to gain market share. In particular, the Company has focused its R&D spending on programs to support the expanding number of available applications that target our integrated clean strategy, the development of the 300mm platform, the support of the LCD flat panel business and applications development of the VHP technology. In June 1999, the Company formally introduced the PEP Iridia which is a leading-edge solution targeting the growing market for application-specific photoresist and wafer cleaning steps. The Company anticipates that R&D spending in absolute dollars for fiscal 2000 will be slightly higher when compared to fiscal 1999 excluding the $1.8 million write-off discussed above. This increase will likely be due primarily to the fact that the Company was on a reduced work schedule for the first half of fiscal 1999, the Company increased salaries in the fourth quarter of fiscal 1999 and scheduled salary increases in the second quarter of fiscal 2000 and, a 53 week fiscal year 2000 compared to a 52 week fiscal year 1999.

    SELLING, GENERAL AND ADMINISTRATIVE (SG&A). The Company's SG&A expenses in fiscal 1999 decreased to $21.6 million from $28.7 million in fiscal 1998 and from $29.3 million in fiscal 1997. As a percentage of net sales, SG&A expenses increased to 33.7% from 28.6% in fiscal 1998 and from 24.1% in fiscal 1997 due to significantly lower sales volume. The spending decrease in fiscal 1999 compared to fiscal 1998 results in part from charges taken in the third quarter of fiscal 1998 for the consolidation of the Company's San Jose, California operations of approximately $300,000 and for the write-down of older generation demonstration and evaluation equipment of approximately $700,000. The balance of the decrease primarily results from the cumulative impact of the Company's three reductions in force and lower third party sales commissions on international sales. For approximately the last three years, the Company has built a worldwide direct sales and support organization which has decreased the Company's dependence on third party representatives for these services. Consequently, third party commissions in all but three regions have been eliminated, partially offset by increased expenses related to the hiring of and other expenses associated with building the Company's direct sales and support organizations. SG&A expenses in fiscal 1998 were lower than fiscal 1997 primarily due to reductions in force that occurred in the third and fourth quarter of fiscal 1998, reduced work schedules and shutdown days during fiscal 1998 and lower third party sales commission on international sales. These expense reductions were partially offset by the $700,000 equipment write-down mention above.

    The Company currently anticipates that SG&A expenses for fiscal 2000 will increase from fiscal 1999 due to the Company's reduced work schedule for much of fiscal 1999, salary increases, hiring and other related expenses needed to support anticipated increases in business activities during fiscal 2000.

    OTHER INCOME (EXPENSE). Other income and expense generally consists of interest expense, interest income, currency translation gains and losses, royalty income and gains on sales of stock of a third party. Interest expense of approximately $42,000, $26,000 and $91,000 was incurred by the Company in fiscal 1999, 1998 and 1997, respectively, primarily as a result of borrowings under a short-term credit facility from the Bank of Tokyo-Mitsubishi by the Company's wholly-owned Japanese subsidiary, GaSonics International Japan K.K. As of September 30, 1999, borrowings under this loan agreement were approximately 297 million yen, which is equivalent to approximately $2.8 million. The increase in interest and other income in fiscal 1999 from fiscal 1998 primarily reflects an increase in interest income received principally from the Company's short-term investments. This increase resulted from a change in the Company's investment portfolio early in fiscal 1999 from tax exempt securities to taxable securities since the Company is not incurring a tax liability due to its net operating losses. This increase was partly offset by a decrease in interest income received on a combined decrease of cash, cash equivalents and marketable securities that were used to fund operating and investing activities. The increase in interest and other income in fiscal 1998 from fiscal 1997 is primarily due to royalty income received in connection with the sale of the Company's industrial plasma cleaning products and services business that was sold in July 1997. In fiscal 1999 and 1998 royalty income was $342,000 and $350,000, respectively. There was no royalty income recorded in fiscal 1997.

    Foreign exchange currency translations were a net loss for fiscal 1999, 1998 and 1997 of approximately $140,000, $52,000 and $52,000, respectively. The increase in the loss from fiscal 1998 to fiscal 1999 primarily reflects currency translation impact of a strengthening U.S. dollar against the Japanese Yen that has occurred during 1999.

    Net income for fiscal 1997 was favorably impacted by sales of shares held by the Company in a third party corporation, which shares were received in exchange for technology and certain services rendered in fiscal 1990. The Company realized pretax gains in fiscal year 1997 of approximately $1,215,000 from this sale (see Note 10 of Notes to the Consolidated Financial Statements). There was no such gains recorded in fiscal 1998 or fiscal 1999 as the last shares were sold in fiscal 1997.

    PROVISION FOR INCOME TAXES/BENEFITS. The Company did not record a provision for tax benefits related to the year ended September 30, 1999 net loss because the net loss cannot be carried back to offset previous amounts of taxable income. The tax loss and other tax benefits will be carried forward and will be available to offset certain future tax liabilities. The Company does not anticipate recording these tax benefits until returning to profitability. The Company had an effective tax benefit rate of 33.0% in fiscal 1998 and an effective tax rate of 35% in fiscal year 1997. The Company recognized a tax benefit in fiscal 1998 due to a carry back of current net operating losses to prior periods.

LIQUIDITY AND CAPITAL RESOURCES

    During fiscal 1999 cash, cash equivalents and marketable securities decreased by $4.6 million to $27.8 million at September 30, 1999 from $32.3 million at September 30, 1998. Operations used cash of approximately $4.1 million in fiscal 1999 and provided cash of $9.5 million and $1.9 million in fiscal 1998 and 1997, respectively. Investing activities used cash of approximately $1.5 million, $4.0 million and $5.9 million in fiscal 1999, 1998 and 1997, respectively for the acquisition of equipment. Capital spending in fiscal years 1997 included approximately $2.8 million for the purchase and installation of a new management information system. Investing activities for the purchase and sale of marketable securities provided cash of approximately $6.7 million in fiscal 1999, used cash of approximately $6.1 million in fiscal 1998 and provided cash in fiscal 1997 of approximately $1.7 million.

    Financing activities in fiscal 1999, 1998 and 1997 provided cash of approximately $1.0 million, $2.0 million and $3.9 million, respectively, from the sale of stock under the Company's employee stock purchase and stock option plans. In addition, $716,000 and $80,000 was provided in fiscal 1999 and fiscal 1998, respectively, from borrowings by the Company's Japanese subsidiary, GaSonics International Japan K.K., under its line of credit facility with the Bank of Tokyo-Mitsubishi (BTM). In fiscal 1999, financing activities used cash of approximately $2.6 million for the open-market repurchase of 200,000 shares of the Company's Common Stock and in fiscal 1997, used cash of approximately $2.5 million to repay a loan by GaSonics International Japan K.K. to BTM and acquired a new credit facility with the same bank. At September 30, 1999 borrowings under this the line of credit agreement with BTM totaled $2.8 million (see Note 8 of Notes to the Consolidated Financial Statements).

    At September 30, 1999, the Company had working capital of approximately $49.6 million. Accounts receivable increased to $19.0 million at the end of fiscal 1999 from $15.0 million at the end of fiscal 1998 primarily due to higher sales in the fourth quarter of fiscal 1999 compared to the same period in fiscal 1998. Inventories decreased to $16.5 million at the end of fiscal 1999 compared to $20.8 million at the end of fiscal 1998 due principally to the reductions in excess inventories. The Company expects future inventory levels to fluctuate from period to period, and believes that because of the relatively long manufacturing cycle of its equipment, its investment in inventories will continue to require a significant portion of working capital. As a result of such investment in inventories, the Company may be subject to an increasing risk of inventory obsolescence, which could materially adversely affect the Company's operating results.

    At September 30, 1999, the Company's principal sources of liquidity consisted of approximately $16.9 million of cash and cash equivalents, $10.9 million in marketable securities, and $20.0 million available under the Company's unsecured working capital line of credit with Union Bank of California which was renewed on June 30, 1999 and expires on March 31, 2000. A commercial letter of credit provision of $500,000 is also provided under the line of credit. This line of credit bears interest at the bank's LIBOR rate plus 1.25% per annum. Available borrowing under the credit line is reduced by the amount of outstanding letters of credit. As of September 30, 1999, except for $69,193 outstanding under the letter of credit provision, there were no borrowings under this line. This line of credit contains certain covenants, including covenants relating to financial ratios and tangible net worth which must be maintained by the Company. As of September 30, 1999, the Company was in compliance with its bank covenants. The Company's wholly-owned Japanese subsidiary, GaSonics International Japan K.K., has a credit facility with the Bank of Tokyo-Mitsubishi with an available credit line of 300 million Japanese yen which, as of September 30, 1999, is equivalent to approximately $2.9 million U.S. dollars. This credit facility was renewed on October 1, 1999, bears interest at a rate of 1.375% per annum, is secured by a Letter of Guarantee issued by the Company and expires on March 31, 2000. As of September 30, 1999, GaSonics International Japan K.K. had borrowed 297 million yen under this credit facility, which is equivalent to approximately $2.8 million as of that date. See
Note 8 of Notes to the Consolidated Financial Statements.

    The Company believes that its existing cash, cash equivalents, marketable securities and available lines of credit at September 30, 1999 are sufficient to meet the Company's cash requirements during the next twelve months. Beyond the next twelve months, the Company may require additional equity or debt financing to achieve its working capital or capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on reasonable terms.

YEAR 2000 READINESS DISCLOSURE

    The Year 2000 compliance issue (in which systems do not properly recognize date sensitive information when the year changes to 2000) creates certain risks for the Company. To address the issue, the Company assembled a task force to assure that the products and systems supplied to the Company and the products the Company supplies to its customers, are Year 2000 compliant and to review and assess internal software, data management, accounting, manufacturing and operational systems to ensure that they do not malfunction as a result of the Year 2000 date transition.

    The Company is working with its significant suppliers and has prepared a contingency plan to address the possibility that one or more suppliers may not be able to provide Year 2000 compliant products or services in a timely manner. The Company's contingency plans address alternative solutions including alternative sources for such products or services. With respect to compliance of the products the Company supplies to its customers, the Company has adhered to Year 2000 test case scenarios established by SEMATECH, an industry group comprised of U.S. semiconductor and semiconductor equipment manufacturers. There can be no assurance that the Company's products do not contain, and will not continue to contain, undetected errors associated with Year 2000 date functions that may result in material costs to the Company, including increased repair and warranty costs and costs incurred in litigation due to any such defects.

    The Company relies heavily on its existing application software and operating systems for its internal operations. If internal data management, accounting and/or manufacturing or operational software and systems do not adequately or accurately process or manage day or date information beyond the year 1999, there could be a material adverse impact on the Company's operations. The Company's failure to ensure Year 2000 compliance of its internal systems may cause disruption in the Company's automated accounting, financial planning, data management and manufacturing operations which could have a material effect on the Company's short-term ability to manage its day-to-day operations in an efficient, cost-effective and reliable manner. Assessment and corrective measures were conducted in parallel. These assessment and corrective measures encompassed all significant categories of systems used by the Company, including data management, accounting, manufacturing, sales, human resources and operational software and systems. The Company's assessment, corrective measures and contingency planning to resolve all material internal programs and systems is completed.

    In connection with the Company's assessment and corrective measures, both to ensure that the operating systems accompanying its products and that its internal products and systems, are Year 2000 compliant, the Company has replaced some software and systems and upgraded others where appropriate. Where the Company cannot upgrade certain components of its current products, the Company has replaced non-compliant operating systems with systems demonstrated to be Year 2000 compliant in both new products and installed products. With respect to products no longer offered by the Company but still in use, the Company has offered, for a fee, to upgrade to make Year 2000 compliant those products that are upgradable and has offered alternative solutions for those products that are not upgradable. With respect to products and systems supplied to the Company for use internally, the Company has upgraded all material non-compliant products and systems and, where necessary or where no reasonable upgrade is available, replaced such non-compliant products and systems with products and systems demonstrated to be Year 2000 compliant.

    The Company has identified for its customers the corrective measures necessary to ensure that its installed products are Year 2000 compliant, including compliance of third-party products (such as software) incorporated into the Company's installed products. In this regard, the Company is incurring, and will continue to incur throughout calendar 1999, various expenses to provide customer support regarding Year 2000 issues, and certain of such expenses are expected to be passed on to the Company's customers. The Company's failure to ensure, at all or in a timely or reasonable manner, that its products are Year 2000 compliant may cause disruption in the customer's ability to derive expected productivity from those products or to integrate the products fully and functionally into certain automated manufacturing environments and, therefore, could lead to increased customer dissatisfaction, increased warranty and repair costs and claims for lost productivity or business by customers, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company estimates that the costs directly related to addressing Year 2000 issues, will be between $1.2 and $1.5 million, of which approximately $1.2 million had been spent as of September 30, 1999.

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

ADDITIONAL RISK FACTORS

SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS

    The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future. The Company anticipates that factors continuing to affect its future operating results will include the cyclicality of the semiconductor industry and the markets served by the Company's customers, particularly the recent prolonged, severe worldwide semiconductor slowdown, the timing and terms of significant orders, patterns of capital spending by customers, the proportion of direct sales and sales through distributors, the proportion of international sales to net sales, changes in pricing by the Company, its competitors, customers or suppliers, market acceptance of new and enhanced versions of the Company's products, inventory obsolescence, accounts receivable write-offs, the mix of products sold, financial systems, procedures and controls, discounts, the timing of new product announcements and releases by the Company or its competitors, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, the Company's ability to produce systems in volume and meet customer requirements, the ability of any customer to finance its purchases of the Company's equipment, changes in overhead absorption levels due to changes in the number of systems manufactured, political and economic instability throughout the world, particularly in the Asia/Pacific region, and lengthy sales cycles. The Company's gross margins have varied and will continue to vary materially based on a variety of factors including the mix and average selling prices of systems sales, the mix of revenues, including service and support revenues, and the costs associated with new product introductions and enhancements and the customization of systems. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would also materially adversely affect the Company's business, financial condition and results of operations. For example, the Company has experienced and expects to continue to experience decreased sales of its single chamber products due to the introduction of the PEP (dual-chamber) systems. The Company's gross margin and overall gross margin rate has sharply declined from the level attained in prior years, in part, due to an increased under absorption of manufacturing overhead and under utilization of the field service and support infrastructure resulting from lower net sales, changes in product mix from fewer higher margin rate and mature single chamber products to lower margin rate dual chamber products, start-up inefficiencies associated with new products, competitive pricing pressures, products sold by the

Company's liquid crystal display manufacturing equipment (LCD) division in Japan, and other factors. Additionally, the Company's sales and earnings for approximately the last two years were materially adversely affected by the worldwide semiconductor business slowdown. Beginning in fiscal 1999, the industry showed signs of an initial recovery and the Company's revenues improved sequentially quarter to quarter beginning with the second quarter of fiscal 1999. Although the Company currently anticipates that revenues for at least the first two quarters of fiscal 2000 will increase moderately from the level achieved in the fourth quarter of fiscal 1999, there can be no assurance that the Company will be able to increase or even maintain its sales at current levels.

LIMITED SYSTEM SALES; BACKLOG

    The Company derives a substantial portion of its sales from the sale of systems which typically range in price from approximately $150,000 to $950,000 for its photoresist and post-etch residue removal systems and up to approximately $2.0 million or more for many of its other products. As a result, the timing of revenue recognition for even a single transaction has had and could continue to have a material adverse effect on the Company's sales and operating results. The Company's backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's sales objectives for that quarter. Moreover, all customer purchase orders are subject to cancellation or rescheduling by the customer with limited or no penalties and, therefore, backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period. The Company has in the past experienced, and expects to continue to experience, cancellations and rescheduling of orders. As a result, the Company's net sales and operating results for a quarter depend upon the Company obtaining orders for systems to be shipped in the same quarter in which the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during such period. Furthermore, most of the Company's quarterly net sales have recently been realized near the end of the quarter. A delay in a shipment near the end of a particular quarter due, for example, to an unanticipated shipment rescheduling, to cancellations or deferrals by customers, to unexpected manufacturing difficulties experienced by the Company, additional customer configuration requirements or to supply shortages, may cause net sales in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for any such quarter. In addition, significant investments in research and development, capital equipment and customer service and support capability worldwide have resulted in significant fixed costs which the Company has not been and will not be able to reduce rapidly if sales goals for a particular period are not met. Because the Company builds its systems according to forecast, a reduction in customer orders or backlog will lead to excess inventory and possibly inventory obsolescence, increased costs and reduced margins which could materially adversely effect the Company's business, financial condition and results of operations. The impact of these and other factors on the Company's operating results in any future period cannot be forecasted accurately. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CYCLICALITY OF SEMICONDUCTOR INDUSTRY

    The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities which, in turn, depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including systems manufactured and marketed by the Company. Beginning in 1996, the worldwide semiconductor industry has experienced a severe cyclical downturn, which extended throughout 1998. During this period, the Company has experienced significant cancellations and delays of new orders and rescheduling of existing orders that have materially adversely affected the Company's financial results. In early 1999, the industry began what appears to be a slow recovery. The Company can give no assurance that it will be able to increase or even maintain its current level of sales. Additionally, the Company anticipates that a significant portion of new orders will depend upon demand from IC manufacturers building or expanding large fabrication facilities, and there can be no assurance that such demand will exist in the near future or at all. See "Business--Industry Background."

HIGHLY COMPETITIVE INDUSTRY

    The semiconductor capital equipment industry is intensely competitive. A substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular supplier's product, the manufacturer often relies for a significant period of time upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Accordingly, it is difficult for the Company to sell to a particular customer for a significant period of time once that customer selects a competitor's product. The Company currently has only one principal product line and experiences intense competition worldwide from a number of foreign and domestic manufacturers, including Canon, Applied Materials, Inc., Eaton Corporation, Lam Research Corporation, Matrix Semiconductor Systems, Inc., Mattson
Technology, Inc., Plasma Systems and MC Electronics, some of which have substantially greater installed bases and greater financial, marketing, personnel, technical and other resources than the Company. The Company believes that the industry will continue to be subject to increased consolidation which will increase the number of larger more powerful companies in the industry sector in which the Company competes. Certain of the Company's competitors have announced the introduction of, or have introduced or acquired, competitive products that offer enhanced technologies and improvements. For example, Applied Materials and Lam Research have modules on their products which remove photoresist using dry chemical processing and, therefore, compete with the Company's products. The Company expects its competitors to continue to develop, enhance or acquire competitive products that may offer improved price or performance features. New product announcements, introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems in addition to intense price competition or could otherwise make the Company's systems or technology obsolete or non-competitive. In addition, by virtue of its reliance on sales of advanced dry chemistry processing equipment, the Company could be at a disadvantage compared to certain competitors that offer more diversified product lines. The Company believes that it will continue to face competition from current and new suppliers employing other technologies, such as wet chemistry, traditional dry chemistry and other techniques, as such competitors attempt to extend the capabilities of their existing products. Increased competitive pressure has led and may continue to lead to reduced demand and lower prices for the Company's products, thereby materially adversely affecting the Company's business, financial condition and operating results. There can be no assurance that the Company will be able to compete successfully in the future.

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

DEPENDENCE ON KEY CUSTOMERS

    Historically, the Company has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to the Company's ten largest customers in fiscal 1999, 1998 and 1997 accounted for approximately 69%, 64%, and 66% of net sales, respectively. In fiscal 1999, Intel accounted for greater than 10% of net sales. Intel and Motorola accounted for greater than 10% of fiscal 1998 net sales. In fiscal 1997, Samsung, Promos Technologies and Intel each accounted for greater than 10% of net sales. The Company expects that sales of its products to relatively few large customers will continue to account for a high percentage of net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Moreover, sales to certain of its customers have decreased as those customers have completed or delayed purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, has materially adversely affected and could in the future materially adversely affect the Company's business, financial condition and results of operations. The Company's ability to increase or maintain current sales levels in the future will depend, in part, upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance. See "Business--Customers."

EXPANSION OF OPERATIONS; MANAGEMENT OF GROWTH

    Since 1993, the Company has significantly increased the scale of its operations to support sales levels and, despite recent layoffs, has generally expanded its operations to address critical infrastructure requirements, including the hiring of additional personnel, commencement of independent operations in the United Kingdom, Ireland, France, Germany, Italy, Korea, Japan, Singapore, Taiwan and Israel and significant investments in research and development to support product development.

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

    Because of the large number of components in, and the complexity of, the Company's systems, significant delays can occur between a system's initial introduction and the commencement of volume production. As is typical in the semiconductor capital equipment market, the Company has experienced delays from time to time in the introduction of, and certain technical, quality and manufacturing difficulties with, certain of its systems and enhancements and may continue to experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. The Company's inability to complete the development or meet the technical specifications of any of its new systems or enhancements or to manufacture and ship these systems or enhancements in volume and in a timely manner would materially adversely affect the Company's business, financial condition and results of operations as well as its customer relationships. In addition, the Company may incur substantial unanticipated costs to ensure the functionality and reliability of its future product introductions early in the product's life cycle. If new products have reliability or quality problems, the Company may experience decreased sales, loss of customers, reduced orders or higher manufacturing costs, increased costs, delays in collecting accounts receivable and additional service and warranty expenses, any of which could materially adversely affect the Company's business, financial condition and results of operations. See"Business--Research and Development."

LENGTHY SALES CYCLE

    Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity through the expansion of existing fabrication facilities or the opening of new facilities, which typically involves a significant capital commitment. The Company often experiences delays in finalizing system sales following initial system qualification while the customer evaluates and receives approvals for the purchase of the Company's systems and completes a new or expanded facility. Due to these and other factors, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort which may not ultimately lead to actual sales. The Company believes that the length of the sales cycle will continue to increase as certain of its customers centralize purchasing decisions into one decision making entity and continue to be cautious in their purchase decisions due to the recent severe downturn in the semiconductor market, which is expected to intensify the evaluation process and require additional sales and marketing expenditures by the Company. Lengthy sales cycles subject the Company to a number of significant risks, including obsolescence and fluctuations and non-predictability of operating results, over which the Company has little or no control.

RISKS ASSOCIATED WITH THE ASIA/PACIFIC MARKET

    The Company believes that increased penetration of the Asia/Pacific market, particularly Japan and Taiwan, will be essential to its future financial performance. To date, the Company has sold relatively few systems to Japanese semiconductor manufacturers. Sales in Japan accounted for approximately 7% of the Company's total net sales in fiscal 1999, 4% of total net sales in fiscal 1998 and 9% of total net sales in fiscal 1997. The Japanese semiconductor market (including fabrication plants operated outside of Japan by Japanese semiconductor manufacturers) represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and has been difficult for non-Japanese companies to penetrate. Furthermore, the licensing of products and process technologies by Japanese semiconductor manufacturers to non-Japanese semiconductor manufacturers has resulted in recommendations to use certain semiconductor capital equipment manufactured by Japanese companies. Late in fiscal 1995, the Company acquired its LCD division in Japan, but to date, this has not enabled the Company to significantly penetrate the photoresist removal market in Japan. As a relatively recent entrant, the Company is at a distinct competitive disadvantage in the Japanese market compared to leading Japanese suppliers, many of which have long-standing collaborative relationships with Japanese semiconductor manufacturers. In addition, since 1992, Japanese semiconductor manufacturers have substantially reduced their levels of capital spending on new fabrication facilities and equipment, particularly over the past two years due to the overall downturn in the Japanese economy and the severe downturn in the worldwide semiconductor market, thereby, further increasing competitive pressures in the Japanese market. Although the Company is investing significant resources, and has established a direct presence in Japan, which has and will significantly increase operating expenses, there can be no assurance that the Company will be able to achieve significant sales to the Japanese semiconductor market, which failure could materially adversely affect the Company's business, financial condition and results of operations.

    Taiwan currently represents approximately 17% of the worldwide demand for capital semiconductor equipment and this percentage is expected to increase in the future. The success of the Company will, in part, be dependent upon its ability to succeed in this very competitive marketplace. Currently, the Company's primary competitors in the Taiwan bulk ash market are Mattson, Plasma Systems Taiwan (PST) and Kokusai, Ramco (KEM). The Company's sales in Taiwan accounted for approximately 9% of the Company's total net sales in fiscal 1999 and 12% of total net sales in fiscal 1998 and in fiscal 1997. See "Business--Sales, Service and Customer Support."

INTERNATIONAL SALES

    International sales accounted for 46%, 45%, and 55% of net sales in fiscal years 1999, 1998 and 1997, respectively. The Company has established independent operations in the United Kingdom, Ireland, France, Italy, Germany, Korea, Japan, Singapore, Taiwan and Israel. The Company anticipates that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rates, foreign currency fluctuations, tariffs and other barriers, political and economic instability, potentially adverse tax consequences, natural disasters, outbreaks of hostilities, difficulties in accounts receivable collection, extended payment terms, difficulties in managing distributors or representatives and difficulties in staffing and managing foreign subsidiary and branch operations. The Company is also subject to the risks associated with the imposition of legislation and import and export regulations. The Company cannot predict whether tariffs, quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Sales, Service and Customer Support."

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

SOLE OR LIMITED SOURCES OF SUPPLY; RELIANCE ON SUBCONTRACTORS; COMPLEXITY IN
  MANUFACTURING PROCESS

    Certain components, subassemblies and services necessary for the manufacture of the Company's systems are obtained from a sole supplier or a limited group of suppliers. Specifically, the Company relies on three companies for supply of the robotics, two other companies for microwave power supplies, two companies for platens, one company for magnetrons and one company for microwave applicators used in its products. The Company's LCD division in Japan is heavily dependent on one key supplier for quartz fabrication used in its LPCVD and thermal annealing systems. The Company is exploring alternative sources or technology to provide back-up for critical materials when the primary suppliers are unable to deliver. In addition, the Company has been establishing longer term contracts with these suppliers to mitigate the potential risks of inadequate supply of required components and control over pricing and timely delivery of components and subassemblies. However, the Company is relying increasingly on outside vendors to manufacture certain components and subassemblies. The Company's reliance on sole or a limited group of suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components and subassemblies. Because the manufacture of certain of these components and subassemblies is an extremely complex process and requires long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur in the future. Certain of the Company's suppliers have relatively limited financial and other resources. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could significantly delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-- Manufacturing."

FUTURE ACQUISITIONS

    In the future, the Company may pursue acquisitions of additional product lines, technologies or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, financial condition and results of operations. In addition, the Company is inexperienced in negotiating, effecting and assimilating such acquisitions and all acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, personnel and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. From time to time, the Company has engaged in preliminary discussions with third parties concerning potential acquisitions of product lines, technologies and businesses; however, there are currently no agreements with respect to any such acquisition. In the event that such an acquisition does occur, there can be no assurance that such an acquisition will not have a material adverse effect on the Company's business, financial condition or results of operations.

DEPENDENCE ON KEY PERSONNEL

    The Company's financial performance will depend in significant part upon the continued contributions of its officers and key personnel, many of whom would be difficult to replace. The loss of any key person could have a material adverse effect on the business, financial condition and results of operations of the Company. The Company's future operating results depend in part upon its ability to attract and retain other qualified management, engineering, financial and accounting, technical, marketing and sales and support personnel for its operations. Competition for such personnel is intense, particularly in the San Francisco Bay Area where the Company is based, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely affect the Company's business, financial condition and results of operations.

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

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

    As of September 30, 1999, the Company's officers, directors and members of their families who may be deemed affiliates of such persons beneficially owned approximately 20% of the Company's outstanding shares of Common Stock. Accordingly, these stockholders will be able to significantly influence the election of the Company's directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how other stockholders of the Company may vote. Such a high level of ownership by such persons or entities may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. Certain provisions of the Company's Certificate of Incorporation, 1994 Stock Option/Stock Issuance Plan, Bylaws and Delaware law may also discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the ability of the Company's Board of Directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company.

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

    The table below presents principal amounts and related weighted average interest rates by date of maturity for the Company's investment portfolio (in thousands):

                                                                  FISCAL YEARS
                                                         ------------------------------
                                                           2000       2001       2002
                                                         --------   --------   --------
Cash equivalents and short-term investments
  Fixed rate short-term investments....................  $23,001      $ 0        $ 0
  Average interest rate................................   5.37%       N/A        N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       GASONICS INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 16,858    $ 14,698
  Marketable securities.....................................    10,899      17,640
  Trade accounts receivable, net of allowance for doubtful
    accounts of $654 in 1999 and $840 in 1998...............    18,986      15,026
  Inventories...............................................    16,523      20,822
  Net deferred tax asset....................................     5,697       5,697
  Prepaid expenses and other current assets.................     3,197       7,437
                                                              --------    --------
    Total current assets....................................    72,160      81,320
                                                              --------    --------
Property and equipment:
  Furniture and fixtures....................................       426         786
  Machinery and equipment...................................    21,160      20,099
  Leasehold improvements....................................     4,076       4,023
                                                              --------    --------
                                                                25,662      24,908
Less--accumulated depreciation and amortization.............   (14,396)    (10,098)
                                                              --------    --------
    Net property and equipment..............................    11,266      14,810
                                                              --------    --------
Deposits and other assets...................................       782       1,086
                                                              --------    --------
    Total assets............................................  $ 84,208    $ 97,216
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under credit facility..........................  $  2,832    $  2,116
  Accounts payable..........................................     5,691       4,008
  Income taxes payable......................................     4,616       4,038
  Other accrued liabilities.................................     9,446      11,423
                                                              --------    --------
    Total current liabilities...............................    22,585      21,585
                                                              --------    --------
Long-term liabilities:
  Deferred rent.............................................        --         223
Commitments (Note 12)
Stockholders' equity:
  Preferred stock, $0.001 par value: Authorized
    shares--2,000,000.......................................        --          --
  Common stock, $0.001 par value: Authorized
    shares--20,000,000
    Outstanding shares--14,382,629 and 14,169,227...........        14          14
  Additional paid-in capital................................    40,623      37,661
  Treasury stock............................................    (2,639)         --
  Subscription receivable...................................       (26)         --
  Retained earnings.........................................    23,651      37,733
                                                              --------    --------
    Total stockholders' equity..............................    61,623      75,408
                                                              --------    --------
    Total liabilities and stockholders' equity..............  $ 84,208    $ 97,216
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       GASONICS INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                           1999       1998       1997
-------------------------------------                         --------   --------   --------
Net sales...................................................  $ 64,279   $100,430   $121,256
Cost of sales...............................................    39,894     59,126     67,292
                                                              --------   --------   --------
  Gross margin..............................................    24,385     41,304     53,964
                                                              --------   --------   --------
Operating expenses:
  Costs associated with reduction in force (Note 5).........       407      1,681         --
  Provision for uncollectible account (Note 2)..............        --         --      4,517
  Research and development..................................    17,696     20,493     17,410
  Selling, general and administrative.......................    21,639     28,727     29,257
                                                              --------   --------   --------
  Total operating expenses..................................    39,742     50,901     51,184
                                                              --------   --------   --------
  Operating income (loss)...................................   (15,357)    (9,597)     2,780
Other income (expense):
  Interest expense..........................................       (42)       (26)       (91)
  Interest and other income, net............................     1,317      1,096        722
  Gain on sale of investment................................        --         --      1,215
                                                              --------   --------   --------
  Income (loss) before provision (benefit) for income
    taxes...................................................   (14,082)    (8,527)     4,626
  Provision (benefit) for income taxes......................        --     (2,814)     1,619
                                                              --------   --------   --------
Net income (loss)...........................................  $(14,082)  $ (5,713)  $  3,007
                                                              ========   ========   ========
Net income (loss) per share--Basic..........................  $  (0.98)  $  (0.41)  $   0.22
                                                              ========   ========   ========
Net income (loss) per share--Diluted........................  $  (0.98)  $  (0.41)  $   0.21
                                                              ========   ========   ========
Weighted average common shares--Basic.......................    14,316     14,039     13,635
                                                              ========   ========   ========
Weighted average common and common equivalent
  shares--Diluted...........................................    14,316     14,039     14,209
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       GASONICS INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                UNREALIZED      NOTE
                                COMMON STOCK        ADDITIONAL                   GAIN ON     RECEIVABLE                   TOTAL
                            ---------------------    PAID-IN     SUBSCRIPTION   MARKETABLE      FROM       RETAINED   STOCKHOLDERS'
                              SHARES      AMOUNT     CAPITAL      RECEIVABLE    SECURITIES   STOCKHOLDER   EARNINGS      EQUITY
                            ----------   --------   ----------   ------------   ----------   -----------   --------   -------------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
Balance, September 30,
  1996....................  13,472,276     $13       $31,400           --         $ 902         $(65)      $40,439      $ 72,689
Issuance of common stock
  under employee stock
  purchase plan...........     138,325      --         1,348           --            --           --            --         1,348
Issuance of common stock
  under stock option
  plan....................     305,500       1         3,085         (100)           --           --            --         2,986
Forgiveness of note
  receivable from
  stockholder                       --      --            --           --            --           65            --            65
Change in unrealized gain
  on marketable securities          --      --            --           --          (902)          --            --          (902)
Net Income................          --      --            --           --            --           --         3,007         3,007
                            ----------     ---       -------        -----         -----         ----       --------     --------
Balance, September 30,
  1997....................  13,916,101      14        35,833         (100)           --           --        43,446        79,193
Issuance of common stock
  under employee stock
  purchase plan...........     189,177      --         1,198           --            --           --            --         1,198
Issuance of common stock
  under stock option
  plan....................      63,949      --           630          100            --           --            --           730
Net Loss..................          --      --            --           --            --           --        (5,713)       (5,713)
                            ----------     ---       -------        -----         -----         ----       --------     --------
Balance, September 30,
  1998....................  14,169,227      14        37,661           --            --           --        37,733        75,408
Issuance of common stock
  under employee stock
  purchase plan...........     171,753      --         1,131           --            --           --            --         1,131
Issuance of common stock
  under stock option
  plan....................     241,649      --         1,831          (26)           --           --            --         1,805
Stock repurchase..........    (200,000)     --        (2,639)          --            --           --            --        (2,639)
Net Loss..................          --      --            --           --            --           --       (14,082)      (14,082)
                            ----------     ---       -------        -----         -----         ----       --------     --------
Balance, September 30,
  1999....................  14,382,629     $14       $37,984        $ (26)        $  --         $ --       $23,651      $ 61,623
                            ----------     ---       -------        -----         -----         ----       --------     --------

  The accompanying notes are an integral part of these consolidated financial statements.

                       GASONICS INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $(14,082)  $ (5,713)  $  3,007
  Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities:
    Depreciation and amortization...........................     4,993      3,970      2,773
    Provision for doubtful accounts.........................       180        120      4,637
    Forgiveness of note receivable from stockholder.........        --         --         65
    Write-off of fixed assets...............................        62        173         --
Changes in assets and liabilities:
  Accounts receivable.......................................    (4,140)    13,168    (12,564)
  Inventories...............................................     4,299      6,254      2,387
  Prepaid expenses and other current assets.................     4,240     (5,650)      (830)
  Deposits and other assets.................................       304        596        554
  Accounts payable..........................................     1,683     (2,804)      (505)
  Income taxes payable......................................       578        984      1,954
  Accrued liabilities.......................................    (1,977)    (1,464)       570
  Deferred rent.............................................      (223)      (178)      (151)
                                                              --------   --------   --------
    Net cash provided by (used for) operating activities....    (4,083)     9,456      1,897
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchases of marketable securities........................   (79,370)   (67,114)   (25,636)
  Proceeds from sales of marketable securities..............    86,111     61,051     27,292
  Purchases of property and equipment.......................    (1,511)    (4,011)    (5,935)
                                                              --------   --------   --------
    Net cash provided by (used for) investing activities....     5,230    (10,074)    (4,279)
                                                              --------   --------   --------
Cash flows from financing activities:
  Payments of note payable to bank..........................        --         --     (2,455)
  Proceeds from borrowings under credit facility............       716         80      2,036
  Repurchases of common stock...............................    (2,639)        --         --
  Proceeds from issuance of common stock....................     2,936      1,929      4,334
                                                              --------   --------   --------
    Net cash provided by financing activities...............     1,013      2,009      3,915
                                                              --------   --------   --------
Net increase in cash and cash equivalents...................     2,160      1,391      1,533
Cash and cash equivalents at beginning of period............    14,698     13,307     11,774
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $ 16,858   $ 14,698   $ 13,307
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements

                       GASONICS INTERNATIONAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

1. ORGANIZATION AND OPERATIONS OF THE COMPANY:

    GaSonics International Corporation (the "Company") is a leading global supplier of products and services used in the fabrication of advanced integrated circuits ("semiconductors" or "ICs") and flat panel displays ("FPDs"). The Company markets its products in the United States, Europe, and the Asia/Pacific region primarily to large semiconductor and liquid crystal manufacturing concerns. The Company is subject to a number of risks including, but not limited to, volatility in the semiconductor markets and the related demand for semiconductor equipment and the risk of inventory obsolescence resulting from new product developments by competitors. See "Additional Risk Factors."

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and branches after elimination of intercompany accounts and transactions.

USE OF ESTIMATES

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

FISCAL YEAR

    The Company maintains a fifty-two/fifty-three week fiscal year cycle ending on the Saturday closest to September 30. Fiscal 1999, fiscal 1998 and fiscal 1997 contain fifty-two weeks. For external reporting purposes, the Company indicates its fiscal period as ending on September 30.

CASH AND CASH EQUIVALENTS

    For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

    Cash paid for interest, including amounts paid under capital lease obligations, and domestic and foreign income taxes were as follows (in thousands):

                                                             YEARS ENDED SEPTEMBER 30,
                                                        ------------------------------------
                                                          1999          1998          1997
                                                        --------      --------      --------
Interest..............................................    $140          $ 25          $ 94
Income taxes..........................................    $590          $224          $625

    The Company had one significant non-cash transaction for the year ended September 30, 1997 related to the Submicron Technologies PLC (see Concentration of Credit Risk below) write-off of their uncollectible account. Non-cash activity included a before tax bad debt expense of $4.5 million.

                       GASONICS INTERNATIONAL CORPORATION

                               SEPTEMBER 30, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

INVESTMENTS IN MARKETABLE SECURITIES

    Pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company's investments are classified as available-for-sale and are stated at fair value. Material unrealized gains and losses are recorded as a separate component of stockholders' equity, net of tax. The Company's investments in debt securities mature at various dates through July 2000.

    The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for the instruments.

    The components of available-for-sale securities by major security type as of September 30, 1999 and 1998 are as follows (in thousands):

                                                                                        GROSS
                                                                          AGGREGATE   UNREALIZED
                                                              AMORTIZED     FAIR       HOLDING
FISCAL 1999                                                     COST        VALUE       GAINS
-----------                                                   ---------   ---------   ----------
Debt securities issued by the United States Government and
  agencies of the United States Government..................   $23,001     $23,001    $      --

FISCAL 1998
------------------------------------------------------------
Debt securities issued by states of the United States And
  political subdivisions of the states......................   $25,774     $25,774    $      --

    Proceeds from sales of available-for-sale securities were approximately $86.1 million, $61.1 million and $27.3 million in fiscal 1999, 1998 and 1997, respectively. Gross realized gains on those sales were approximately $27,500, $8,000 and $3,000 in fiscal 1999, 1998 and 1997, respectively. The Company used specific identification as the cost basis in computing realized gains.

REVENUE RECOGNITION AND PRODUCT WARRANTY

    Revenues from the Company's products are generally recognized upon shipment. The Company provides for the estimated costs of installation and warranty at the time revenue is recognized. Maintenance and service revenues account for approximately 15% of net sales and are recognized as the related work is performed.

MAJOR CUSTOMERS

    One customer accounted for approximately 23%, 20% and 10% of net sales for each of fiscal years 1999, 1998 and 1997, respectively. Two other customers each accounted for approximately 11% of net sales in fiscal 1997. There was one other customer in fiscal 1998 that accounted for approximately 11% of net sales.

SOFTWARE DEVELOPMENT COSTS

    SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain computer software development costs incurred after

                       GASONICS INTERNATIONAL CORPORATION

                               SEPTEMBER 30, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

technological feasibility is established. Amounts qualifying for capitalization under the statement are immaterial and have not been capitalized to date.

INVENTORIES

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

    Inventories consisted of the following (in thousands):

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Raw materials.............................................  $ 7,784    $12,547
Work-in-process...........................................    5,409      2,254
Finished goods............................................    3,330      6,021
                                                            -------    -------
                                                            $16,523    $20,822
                                                            =======    =======

PROPERTY AND EQUIPMENT

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

OTHER ACCRUED LIABILITIES

    Other accrued liabilities included the following (in thousands):

                                                                SEPTEMBER 30,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
Warranty...................................................   $2,252    $ 3,213
Sales commissions..........................................    1,056        805
Employee compensation......................................    3,538      3,744
Other......................................................    2,600      3,661
                                                              ------    -------
                                                              $9,446    $11,423
                                                              ======    =======

                       GASONICS INTERNATIONAL CORPORATION

                               SEPTEMBER 30, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

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

FOREIGN CURRENCY TRANSLATION

    The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, foreign translation and exchange gains and losses, which have not been material, are reflected in the accompanying consolidated statements of operations.

CONCENTRATION OF CREDIT RISK

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

    A write-off of accounts receivable was recorded in the third quarter of fiscal 1997 for the uncollectible account receivable due from SubMicron Technologies PLC in Thailand. The Company recorded a $4.5 million pre-tax charge to cover the unpaid balance on accounts receivable, less the value of the recovered equipment, which the Company resold during fiscal 1998.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation.

                       GASONICS INTERNATIONAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities. It establishes accounting and reporting standards for derivative instruments including standalone instruments, such as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The effect of SFAS No. 133 is not expected to be material to the Company's financial statements.

                       GASONICS INTERNATIONAL CORPORATION

                               SEPTEMBER 30, 1999

3. GEOGRAPHIC AREA DATA:

    The Company's operations by geographical area for the three years ended September 30, 1999 were as follows (in thousands):

                                             UNITED                OTHER
                                             STATES     JAPAN     FOREIGN    ELIMINATIONS   CONSOLIDATED
                                            --------   --------   --------   ------------   ------------
1999
Net sales:
  Domestic................................  $ 34,727    $4,692    $ 3,794      $     --       $ 43,213
  Exports Europe..........................     5,004        --         --            --          5,004
  Exports Asia/Pacific....................    16,357        --         --            --         16,357
  Exports Japan...........................      (295)       --         --            --           (295)
  Intercompany............................     3,805     1,767      6,726       (12,298)            --
                                            --------    ------    -------      --------       --------
Total revenues............................  $ 59,598    $6,459    $10,520      $(12,298)      $ 64,279
                                            ========    ======    =======      ========       ========
Operating income (loss)...................  $(15,060)   $ (149)   $   143      $   (291)      $(15,357)
Identifiable assets.......................  $ 76,006    $6,492    $ 3,432      $ (1,722)      $ 84,208
                                            ========    ======    =======      ========       ========
1998
Net sales:
  Domestic................................  $ 55,294    $3,753    $ 3,596      $     --       $ 62,643
  Exports Europe..........................    21,360        --         --            --         21,360
  Exports Asia/Pacific....................    15,121     1,111         --            --         16,232
  Exports Japan...........................       195        --         --            --            195
  Intercompany............................     2,303     1,675      7,649       (11,627)            --
                                            --------    ------    -------      --------       --------
Total revenues............................  $ 94,273    $6,539    $11,245      $(11,627)      $100,430
                                            ========    ======    =======      ========       ========
Operating income (loss)...................  $(10,728)   $  378    $   755      $     (2)      $ (9,597)
Identifiable assets.......................  $ 88,100    $7,541    $ 3,007      $ (1,432)      $ 97,216
                                            ========    ======    =======      ========       ========
1997
Net sales:
  Domestic................................  $ 54,899    $7,829    $ 3,280      $     --       $ 66,008
  Exports Europe..........................    16,998        --         --            --         16,998
  Exports Asia/Pacific....................    35,557        --         --            --         35,557
  Exports Japan...........................     2,693        --         --            --          2,693
  Intercompany............................     1,916     1,155      7,046       (10,117)            --
                                            --------    ------    -------      --------       --------
Total revenues............................  $112,063    $8,984    $10,326      $(10,117)      $121,256
                                            ========    ======    =======      ========       ========
Operating income..........................  $     67    $1,729    $   967      $     17       $  2,780
Identifiable assets.......................  $ 95,003    $8,273    $ 2,302      $ (1,196)      $104,382
                                            ========    ======    =======      ========       ========

    The Company's operations are structured to achieve consolidated objectives. As a result, significant interdependencies and overlaps exist among the Company's various operations. Accordingly, the revenue, operating income (loss) and identifiable assets shown for each geographic area may not be

                       GASONICS INTERNATIONAL CORPORATION

                               SEPTEMBER 30, 1999

3. GEOGRAPHIC AREA DATA: (CONTINUED)

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

4.  SEGMENT REPORTING

    In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information. The Company is organized on the basis of products and services. All of the Company's business units have been aggregated into one operating segment. The Company's service business is a separate operating segment; however, this segment does not meet the quantitative thresholds as prescribed in SFAS No. 131. As a result, in the opinion of management, no additional operating segment information is required to be disclosed.

5.  CHARGES TAKEN DURING THE FISCAL YEAR

    The twelve month period ended September 30, 1998 included pre-tax charges of approximately $1.7 million, related to costs of reductions in force completed in June 1998 and September 1998 and costs of facility consolidations. As of September 30, 1999, $1.5 million of the $1.7 million has been paid and $175,000 remains on the Company's books as an accrual. Also included in the twelve month period ended September 30, 1998 are pre-tax charges of approximately
$4.0 million, related primarily to reserves for potential excess inventory and accelerated write-downs of certain demonstration equipment. The twelve month period ended September 30, 1999 included pre-tax charges of approximately $407,000, related to costs of a reduction in force completed in December 1998. As of September 30, 1999, $384,000 of the $407,000 has been paid and $23,000 remains on the Company's books as an accrual.

6.  COMPREHENSIVE INCOME

    Effective December 31, 1998 the Company adopted SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. For the twelve months ended September 30, 1999 and 1998, there were no material items of comprehensive income (loss), thus comprehensive income for these periods did not differ materially from net income as reported in the accompanying financial statements.

7. RECONCILIATION OF EARNINGS AND SHARE AMOUNTS USED IN EARNINGS PER SHARE CALCULATION

    Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings (loss) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during this period. Diluted earnings (loss) per common share for the twelve months ended September 30, 1999, 1998 and 1997, were calculated using the treasury stock method to compute the weighted average common stock outstanding. As a result, the Company's reported earnings per share for fiscal year 1997 was restated. There has been no impact on reported earnings per share data when compared to basic and diluted earnings per share calculated under the provisions of SFAS No. 128 for the twelve month period ended September 30, 1997.

                                                                                        PER SHARE
FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1999                  LOSS         SHARES      AMOUNT
----------------------------------------------              ------------   ----------   ---------
Net loss..................................................  $(14,082,000)

BASIC AND DILUTED LOSS PER SHARE
Loss to common stockholders...............................  $(14,082,000)  14,316,000    $(0.98)

                                                                                        PER SHARE
FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1998                  LOSS         SHARES      AMOUNT
----------------------------------------------              ------------   ----------   ---------
Net loss..................................................  $ (5,713,000)

BASIC AND DILUTED LOSS PER SHARE
Loss to common stockholders...............................  $ (5,713,000)  14,039,000    $(0.41)

                                                                                        PER SHARE
FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1997                 INCOME        SHARES      AMOUNT
----------------------------------------------              ------------   ----------   ---------
Net income................................................  $  3,007,000

BASIC INCOME PER SHARE
Income available to common stockholders...................  $  3,007,000   13,635,000    $ 0.22

Effect of dilutive securities:
Options issued to purchase common stock...................                    574,000

DILUTIVE INCOME PER SHARE
Income available to common stockholders...................  $  3,007,000   14,209,000    $ 0.21

8. LINE OF CREDIT AGREEMENT AND CREDIT FACILITY:

    The Company has an unsecured $20,000,000 revolving line of credit agreement (the "Agreement") with Union Bank of California which expires on March 31, 2000. There were no borrowings outstanding under the Agreement as of September 30, 1999. Under the line of credit, all borrowings bear interest at the bank's LIBOR rate plus 1.25% per annum. The line of credit agreement contains certain covenants, including covenants relating to financial ratios, profitability and tangible net worth which must be maintained by the Company. In June 1999 Union Bank of California renewed the Loan Agreement to provide a profitability covenant that the Company may not incur losses in two consecutive quarters after December 31, 1999. The Company was in compliance with the financial covenants of the Agreement as of September 30, 1999.

    Under the Agreement, the Company has a provision for standby letters of credit not to exceed $500,000. As of September 30, 1999, there were letters of credit outstanding in the amount of $69,163. Available borrowing under the credit line is reduced by any amounts outstanding under the letter of credit provision.

    The Company's wholly-owned subsidiary in Japan, GaSonics International Japan, K.K. entered into an agreement with the Bank of Tokyo-Mitsubishi to secure a credit facility to provide operating capital to fund operations. The credit facility provides for borrowings up to a maximum of 300 million Japanese yen (equivalent to approximately $2.9 million in U.S. dollars as of September 30, 1999), and is secured by a Letter of Guarantee issued by the Company. The outstanding balance bears interest at 1.375% per annum and is due and payable on demand. This credit facility expires on March 31, 2000. At September 30, 1999, borrowings under this credit facility agreement were 297 million Japanese yen, which is equivalent to approximately $2.8 million U.S. dollars as of that date. The Company intends to enter into a new agreement or extend the term of the existing credit facility prior to the due date; however, there can be assurance that such financing will be available when required or, will be on reasonable terms.

9. INCOME TAXES:

    The Company accounts for income taxes using an asset and liability approach.

    The provision (benefit) for income taxes consisted of the following (in thousands):

                                                      YEARS ENDED SEPTEMBER 30,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
CURRENT
  Federal.........................................  $    --    $(2,773)    $1,509
  State...........................................       --        130        223
                                                    -------    -------     ------
    Total current.................................       --     (2,643)     1,732
                                                    -------    -------     ------
DEFERRED
  Federal.........................................       --       (149)       (98)
  State...........................................       --        (22)       (15)
                                                    -------    -------     ------
    Total deferred................................       --       (171)      (113)
                                                    -------    -------     ------
Provision (benefit) for income taxes..............  $    --    $(2,814)    $1,619
                                                    =======    =======     ======

    The provision (benefit) for income taxes differs from the amount computed by applying the statutory Federal income tax rate, as follows:

                                                      YEARS ENDED SEPTEMBER 30,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
Statutory Federal tax rate........................    (35.0)%    (35.0)%     35.0%
State income taxes, net...........................     (3.8)        --        3.6
Foreign operations................................      4.2        3.2        1.7
Research and development credit...................     (1.0)      (3.0)      (5.5)
Tax exempt income.................................     (1.3)      (3.1)      (4.6)
Valuation allowance...............................     44.1         --         --
Other.............................................     (7.2)       4.9        4.8
                                                    -------    -------     ------
  Provision (benefit) for income taxes............     (0.0)%    (33.0)%     35.0%
                                                    =======    =======     ======

    The major components of the net deferred tax asset are as follows (in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Inventory reserves..........................................   $4,605     $3,268
Accrued warranty............................................      859      1,237
Deferred rent...............................................       17         87
Accrued vacation............................................      299        274
Net operating loss carryforwards............................    3,153         --
Valuation allowance for deferred assets.....................   (6,215)        --
State tax carryovers........................................    1,186        512
Other temporary differences.................................    1,793      1,189
                                                               ------     ------
Deferred tax asset..........................................    5,697      6,567
Deferred tax liabilities....................................       --       (870)
                                                               ------     ------
  Total net deferred tax asset..............................   $5,697     $5,697
                                                               ======     ======

10. INVESTMENT IN IPEC

    During fiscal 1990, the Company and Integrated Process Equipment Corporation
(IPEC) entered into an agreement in which the Company received 294,600 shares of IPEC Class A commons stock in exchange for certain services and technology. In fiscal 1997, the Company sold 54,673 shares of IPEC common stock and realized an after tax gain of $790,000 which was reported in other income and (expense) in the accompanying Consolidated Statements of Operations. As of September 30, 1997, the Company held no shares of IPEC common stock.

11. STOCK REPURCHASE PROGRAM

    On December 16, 1998, the Company's Board of Directors authorized a stock repurchase program. Under this program 500,000 shares of its Common Stock may be repurchased by the Company in the open market, from time-to-time at market prices not to exceed $15.00 per share using available cash. As of September 30, 1999, the Company had repurchased 200,000 shares of common stock in the open market at an aggregate cost of approximately $2.6 million.

12. COMMITMENTS:

    The Company leases its facilities and certain machinery and equipment under operating lease agreements that expire at various dates through June 2005. Minimum commitments under the non-cancelable leases as of September 30, 1999 were as follows (in thousands):

FISCAL YEAR
-----------
2000........................................................  $2,764
2001........................................................   2,282
2002........................................................     675
2003........................................................      32
2004........................................................      32
Thereafter..................................................      23
                                                              ------
                                                              $5,808
                                                              ======

    Rent expense was approximately $2,235,000, $2,263,000 and $2,113,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

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

    No new capital lease obligations were incurred in fiscal 1999 or 1998.

13. INCENTIVE STOCK OPTION PLANS AND STOCK PURCHASE PLAN:

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

1994 STOCK OPTION/STOCK ISSUANCE PLAN

    In fiscal 1994, the Board adopted, and the stockholders subsequently approved, the 1994 Stock Option/Stock Issuance Plan (the "1994 Stock Option Plan") and authorized a total of 1,450,000 shares for issuance under the Plan. The 1994 Stock Option Plan replaced the Company's 1985 Stock Option Plan and the Company's 1988 Stock Option Plan which have both been terminated. During fiscal years 1998 and 1997, the Company's Board of Directors authorized, and the stockholders subsequently approved, an additional 400,000 and 500,000 shares, respectively, for issuance under the Plan. During fiscal 1999, there were no new shares authorized.

    The 1994 Stock Option Plan is divided into three separate components:
i) the Discretionary Option Grant Program under which key employees (including officers and directors) and consultants may, at the discretion of the Plan Administrator, be granted options to purchase shares of common stock at an exercise price not less than 85% of the fair market value of such shares on the grant date,

ii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to the nonemployee Board members to purchase shares of common stock at an exercise price equal to 100% of the fair market value of the option shares on the grant date, and iii) the Stock Issuance Program under which key employees (including officers and directors) and consultants may be issued shares of common stock directly, either through the purchase of such shares at a price not less than 85% of their fair market value at the time of issuance or as a bonus tied to the performance of services or the Company's attainment of financial objectives. In no event may the aggregate number of shares of common stock for which any individual participating in the 1994 Plan may be granted stock options and direct stock issuances exceed 825,000 shares over the term of the Plan. Options granted under the Discretionary and Automatic Option Grant Programs have a maximum term of ten years and generally vest over periods of one to five years from the date of grant, at the discretion of the Plan Administrator. There were no stock issuances under the 1994 Stock Option Plan in fiscal years 1999, 1998 and 1997.

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

    Option and stock issuance activity under the 1994 Stock Option Plan was as follows:

                                                 SHARES                           WEIGHTED
                                               AVAILABLE                          AVERAGE
                                               FOR GRANT    NUMBER OF SHARES   EXERCISE PRICE
                                               ----------   ----------------   --------------
Balance at September 30, 1996................     604,238       1,507,270          $ 8.37
  Additional options authorized..............     500,000              --              --
  Granted....................................    (653,850)        653,850            9.82
  Exercised..................................          --        (305,500)           8.04
  Canceled...................................     349,559        (349,559)          10.83
                                               ----------      ----------
Balance at September 30, 1997................     799,947       1,506,061            8.50
  Additional options authorized..............     400,000              --              --
  Granted....................................    (872,150)        872,150            9.27
  Exercised..................................          --         (63,949)           7.83
  Canceled...................................     221,973        (221,973)           9.04
                                               ----------      ----------
Balance at September 30, 1998................     549,770       2,092,289            9.08
  Granted....................................  (1,398,731)      1,398,731            7.86
  Exercised..................................          --        (241,649)           7.60
  Canceled...................................   1,278,341      (1,278,341)           9.83
                                               ----------      ----------
Balance at September 30, 1999................     429,380       1,971,030          $ 7.91
                                               ==========      ==========

    The following table summarizes the options outstanding under the 1994 Stock Option Plan as of September 30, 1999:

                               OPTIONS OUTSTANDING                                 EXERCISABLE OPTIONS
                        ---------------------------------                    -------------------------------
                            NUMBER           WEIGHTED                            NUMBER
                         OUTSTANDING         AVERAGE           WEIGHTED       EXERCISABLE        WEIGHTED
      RANGE OF              AS OF           REMAINING          AVERAGE           AS OF           AVERAGE
   EXERCISE PRICES      SEPT. 30, 1999   CONTRACTUAL LIFE   EXERCISE PRICE   SEPT. 30, 1999   EXERCISE PRICE
---------------------   --------------   ----------------   --------------   --------------   --------------
$ 3.59--$ 5.62              875,681            9.11             $ 5.57            6,375           $ 3.73
  6.88--  7.20              168,819            6.88               7.17           98,126             7.20
  7.25--  7.25              284,222            6.86               7.25          208,918             7.25
  7.88--  8.88              202,433            7.14               8.41          120,499             8.52
  9.17-- 12.12              277,500            9.30              11.87           25,739             9.59
 12.75-- 16.00              162,375            9.42              14.90           11,708            13.23
                          ---------                                             -------
$ 3.59--$16.00            1,971,030            8.44             $ 7.91          471,365           $ 7.81

1994 EMPLOYEE STOCK PURCHASE PLAN

    The Company's 1994 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors on January 27, 1994 and approved by the stockholders in March 1994. The Purchase Plan is designed to allow eligible employees of the Company to purchase shares of common stock, at semi-annual intervals, through their periodic payroll deductions under the Purchase Plan. The Company had initially reserved 300,000 shares of Common Stock for issuance under the Purchase Plan. The Company's Board of Directors authorized, and the stockholders subsequently approved, an additional 400,000 shares of Common Stock under the Purchase Plan in each of fiscal years 1997 and 1996.

    Participants in the Purchase Plan may purchase shares at 85% of the lower of
i) the fair market value of the common stock on the participant's entry date into the offering period or ii) the fair market value on the semi-annual purchase date. The Purchase Plan will in all events terminate on December 31, 2003.

    Of the 1,100,000 shares reserved for the 1994 Employee Stock Purchase Plan, 826,235 shares were purchased as of September 30, 1999.

STOCK BASED COMPENSATION EXPENSE

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

                                                             1999       1998       1997
                                                           --------   --------   --------
                                                                   (IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
Net income (loss)--as reported...........................  $(14,082)  $(5,713)    $3,007
Net income (loss)--pro forma.............................  $(17,424)  $(7,682)    $1,325
Earnings (loss) per share--Basic--as reported............  $  (0.98)  $ (0.41)    $ 0.22
Earnings (loss) per share--Diluted--as reported..........  $  (0.98)  $ (0.41)    $ 0.21
Earnings (loss) per share--Basic--pro forma..............  $  (1.22)  $ (0.55)    $ 0.10
Earnings (loss) per share--Diluted--pro forma............  $  (1.22)  $ (0.55)    $ 0.09

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                     1999         1998         1997
                                                  ----------   ----------   ----------
Dividend yield..................................       0.0%         0.0%         0.0%
Expected life of options from vest date.........  0.9 Years    0.9 Years    0.9 years
Expected stock volatility.......................      83.5%        84.3%        84.8%
Risk-free interest rates........................  4.3%-5.9%    4.3%-6.0%    5.6%-6.8%

    The weighted average fair value of option grants using the Black-Scholes option pricing model was $4.48, $5.55 and $5.91 for the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

14. EMPLOYEE BENEFIT PLANS:

    The Company maintains a 401(k) benefit plan covering all employees meeting certain requirements. The plan includes a deferred compensation arrangement permitting elective contributions to be made by the participants. Company contributions are made at the discretion of the Board of Directors. Company contributions were approximately $437,000, $506,000 and $476,000 in fiscal 1999, 1998 and 1997, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GaSonics International Corporation:

    We have audited the accompanying consolidated balance sheets of GaSonics International Corporation (a Delaware Corporation) and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GaSonics International Corporation and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

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

ARTHUR ANDERSEN LLP

San Jose, California
October 27, 1999

                                    PART III

    Certain information required by Part III is omitted from this Report in that the Registrant intends to file with the Commission a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held March 10, 2000 (the "Proxy Statement") and the information included therein is incorporated herein by reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report on Form 10-K:

       (1) Financial Statements

    The following consolidated financial statements of GaSonics International Corporation are included in Part II, Item 8:

                                                                PAGE
                                                               NUMBER
                                                              --------
Consolidated Balance Sheets--September 30, 1999 and 1998....    34
Consolidated Statements of Operations
  --Years Ended September 30, 1999, 1998 and 1997...........    35
Consolidated Statements of Stockholders' Equity
  --Years Ended September 30, 1999, 1998 and 1997...........    36
Consolidated Statements of Cash Flows
  --Years Ended September 30, 1999, 1998 and 1997...........    37
Notes to Consolidated Financial Statements..................  38-51
Report of Independent Public Accountants....................    52

(2) Financial Statement Schedules

Schedule II--Valuation and Qualifying Accounts..............    58

    Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

       (3) Exhibits

    The following exhibits are referenced or included in this report:

EXHIBIT                                         DESCRIPTION
-------                 ------------------------------------------------------------
       2.1(1)           Form of Agreement and Plan of Merger between Gasonics
                        International Corporation, a California corporation, and the
                        Registrant
       2.2(1)           Stock Purchase Agreement dated February 28, 1991 between
                        Emerson Electric Company and the Registrant
       2.3(5)           Asset Purchase Agreement dated as of July 30, 1995 among the
                        Registrant, GaSonics International Japan, K.K., Tekisco,
                        Inc. and Kishimoto Sangyo Co. Ltd.
       2.4(5)           Stock Purchase Agreement dated as of July 30, 1995 between the Registrant and Kishimoto Sangyo Co. Ltd.
       2.5(5)           Commission Agreement dated as of July 30, 1995 between the
                        Registrant and Kishimoto Sangyo Co. Ltd.
       3.1(1)           Certificate of Incorporation of the Registrant
       3.2(1)           Bylaws of the Registrant
       3.3(10)          Amended and Restated Bylaws of the Registrant
       4.1(1)           Form of Common Stock Certificate
      10.1(1)           Form of Indemnification Agreement between the Company and
                        each of its officers and directors
      10.2(13)          1994 Stock Option/Stock Issuance Plan and forms of
                        agreements thereunder, as amended and restated effective
                        April 17, 1998
      10.3(11)          1994 Employee Stock Purchase Plan, as amended and restated
                        effective December 17, 1996

EXHIBIT                                         DESCRIPTION
-------                 ------------------------------------------------------------
      10.4(1)           Form of Light Industrial Lease between Teachers Insurance
                        and Annuity Association of America and the Registrant for
                        office space at 2730 Junction Avenue, San Jose, California
      10.5(1)           Promissory Note dated November 10, 1993 in the principal
                        amount of $339,999.60 issued by Dave Toole in favor of the
                        Registrant
      10.6(1)           Credit Agreement dated August 6, 1993 between Union Bank of
                        California, a California banking corporation, International
                        Plasma Corporation and the Registrant
      10.7(2)           Business Loan Agreement dated April 28, 1994 between
                        Registrant and Union Bank of California, a California
                        banking corporation and related Promissory Note
      10.8(3)           Lease Agreement dated November 14, 1994 between Registrant and Realtech Properties I, L.P.
      10.9(4)           Loan Agreement dated April 19, 1995 between Registrant and
                        Union Bank of California, a California banking corporation
      10.10(4)          Lease Agreement dated June 5, 1995 between Registrant and
                        Orchard Investment Company
      10.11(6)          Underwriting Agreement dated March 21, 1994 by and among the
                        Registrant, the underwriters named therein and the selling stockholders named therein
      10.12(7)          Underwriting Agreement dated March 9, 1995 by and among the
                        Registrant, the underwriters named therein and the selling stockholders named therein
      10.13(8)          Continuing Guarantee Agreement dated July 31, 1995, executed by the Registrant in favor of the Bank of Tokyo, Ltd.
      10.14(12)         Loan Agreement dated May 1, 1997 between Registrant and Bank of Tokyo-Mitsubishi
      10.15(13)         Loan Agreement dated March 23, 1998 between Registrant and
                        Union Bank of California, a California banking corporation
      10.16(13)         Asuri Raghavan Employment Agreement
      10.17(15)         Loan Agreement dated June 30, 1999 between Registrant and
                        Union Bank of California, a California banking corporation
      10.18(15)         Graham W. Hills Employment Agreement
      10.19             John Villadsen Employment Agreement
      10.20             Jerauld J. Cutini Employment Agreement
      16.1(1)           Letter from Ernst & Young dated March 8, 1994 regarding the change in the Certifying Accountant of the Registrant
      21.1              List of Subsidiaries of the Registrant
      23.1              Consent of Independent Public Accountants
      24.1              Power of Attorney (Included on signature page)
      27                Financial Data Schedule

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

(10) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.

(11) Incorporated by reference to an exhibit included in Registrant's Report on Form 10-Q for the quarter ended March 31, 1997.

(12) Incorporated by reference to an exhibit included in Registrant's Report on Form 10-Q for the quarter ended June 30, 1997.

(13) Incorporated by reference to an exhibit included in Registrant's Report on Form 10-Q for the quarter ended March 31, 1998.

(14) Incorporated by reference to an exhibit included in Registrant's Report on Form 10-Q for the quarter ended June 30, 1998.

(15) Incorporated by reference to an exhibit included in Registrant's Report on Form 10-Q for the quarter ended June 30, 1999.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the fourth quarter ended September 30, 1999.

(c) Exhibits. See list of exhibits under (a) (3) above.

(d) Financial Statement Schedules. See list of schedules under (a) (2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 23, 1999                                GASONICS INTERNATIONAL CORPORATION

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated below:

                      SIGNATURE                                   TITLE                   DATE
                      ---------                                   -----                   ----
                   /s/ DAVE TOOLE                      Chairman of the Board of
     -------------------------------------------         Directors                  December 23, 1999
                     Dave Toole

                 /s/ MONTE M. TOOLE                    Vice Chairman of the Board
     -------------------------------------------         of Directors               December 23, 1999
                   Monte M. Toole

                                                       Chief Executive Officer,
                 /s/ ASURI RAGHAVAN                      President and Director
     -------------------------------------------         (Principal Executive       December 23, 1999
                   Asuri Raghavan                        Officer)

                 /s/ JOHN E. ARNOLD                    Corporate Controller
     -------------------------------------------                                    December 23, 1999
                   John E. Arnold

              /s/ KENNETH L. SCHROEDER                 Director
     -------------------------------------------                                    December 23, 1999
                Kenneth L. Schroeder

             /s/ F. JOSEPH VAN POPPELEN                Director
     -------------------------------------------                                    December 23, 1999
               F. Joseph Van Poppelen

               /s/ KENNETH M. THOMPSON                 Director
     -------------------------------------------                                    December 23, 1999
                 Kenneth M. Thompson

                                                                     SCHEDULE II

                       GASONICS INTERNATIONAL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                              BALANCE AT                       CHARGED TO                 BALANCE
                                             BEGINNING OF   CHARGED TO COSTS     OTHER                    AT END
DESCRIPTIONS                                    PERIOD        AND EXPENSES      ACCOUNTS    DEDUCTIONS   OF PERIOD
------------                                 ------------   ----------------   ----------   ----------   ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Years ended September 30,:
  1997.....................................     $  611           $4,637          $2,645       $7,173      $  720
  1998.....................................     $  720           $  120          $   --       $   --      $  840
  1999.....................................     $  840           $  180          $   --       $  366      $  654

INVENTORY RESERVES
Years ended September 30,:
  1997.....................................     $2,235           $1,725          $   --       $1,138      $2,822
  1998.....................................     $2,822           $3,352          $   --       $1,752      $4,422
  1999.....................................     $4,422           $1,498          $   --       $  805      $5,115