Form 10-Q
period 1999-12-31
GASONICS INTERNATIONAL CORP
filed 2000-02-08
CIK 918647

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  DECEMBER 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________ to ________________________

    Commission file number: 0-23372

                       GASONICS INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     DELAWARE                                              94-2159729
     -----------------------------------------   -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
or organization)                                  No.)

      2730 JUNCTION AVENUE, SAN JOSE, CALIFORNIA                       95134
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code   (408) 570-7000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At February 2, 2000, there were 14,611,420 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                       GASONICS INTERNATIONAL CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                                                          PAGE NO.
                                                                                                          --------
PART I. FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of December 31, 1999
                  and September 30, 1999                                                                         3

                  Condensed Consolidated Statements of Operations for the three
                  month period ended December 31, 1999 and 1998                                                  4

                  Condensed Consolidated Statements of Cash Flows for the three
                  month period ended December 31, 1999 and 1998                                                  5

                  Notes to Condensed Consolidated Financial Statements                                           6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                      9

Item 2A.          Quantitative and Qualitative Disclosure about Market Risks                                    23

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                             24

Item 2.           Changes in Securities                                                                         24

Item 3.           Defaults Upon Senior Securities                                                               24

Item 4.           Submission of Matters to a Vote of Securityholders                                            24

Item 5.           Other Information                                                                             24

Item 6.           Exhibits and Reports on Form 8-K                                                              24

SIGNATURES                                                                                                      25

Exhibit Index                                                                                                   26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       GASONICS INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    DECEMBER 31,               September 30,
                                                                        1999                        1999
                                                                    ------------               -------------
ASSETS                                                              (UNAUDITED)
Current assets:
     Cash and cash equivalents                                        $ 8,756                      $16,858
     Marketable securities                                             18,700                       10,899
     Trade accounts receivable, net                                    21,344                       18,986
     Inventories                                                       17,892                       16,523
     Net deferred tax asset                                             5,697                        5,697
     Prepaid expenses and other current assets                          3,322                        3,197
                                                                    ----------                 -------------
          Total current assets                                         75,711                       72,160

Property and equipment, net                                            10,708                       11,266
Deposits and other assets                                                 660                          782
                                                                    ----------                 -------------
          Total assets                                                $87,079                      $84,208
                                                                    ----------                 -------------
                                                                    ----------                 -------------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under credit facility                                 $ 2,713                      $ 2,832
     Accounts payable                                                   6,277                        5,691
     Income taxes payable                                               4,121                        4,616
     Accrued expenses                                                   9,885                        9,446
                                                                    ----------                 -------------
          Total current liabilities                                    22,996                       22,585
                                                                    ----------                 -------------

Stockholders' equity:
     Common stock and
          additional paid-in capital                                   41,810                       40,637
     Treasury stock (see Note 8)                                       (2,639)                      (2,639)
     Subscription receivable                                              (27)                         (26)
     Unrealized loss on investment                                        (50)                           -
     Retained earnings                                                 24,989                       23,651
                                                                    ----------                 -------------
          Total stockholders' equity                                   64,083                       61,623
                                                                    ----------                 -------------
          Total liabilities and stockholders' equity                  $87,079                      $84,208
                                                                    ----------                 -------------
                                                                    ----------                 -------------

                             See accompanying notes.

                       GASONICS INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                    THREE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                               --------------------------------

                                                                                  1999                   1998
                                                                               ---------              ---------
      Net sales                                                                  $25,603                $10,022
      Cost of sales                                                               14,293                  7,870
                                                                               ---------              ---------
           Gross margin                                                           11,310                  2,152
                                                                               ---------              ---------

      Operating expenses:
           Costs associated with reduction in force                                    -                    407
           Research & development                                                  4,366                  3,636
           Selling, general & administrative                                       5,915                  5,303
                                                                               ---------              ---------
                Total operating expenses                                          10,281                  9,346
                                                                               ---------              ---------

           Operating income (loss)                                                 1,029                 (7,194)

           Other income and expense, net                                             309                    315
                                                                               ---------              ---------

           Income (loss) before provision for income taxes                         1,338                 (6,879)
                                                                               ---------              ---------

           Provision for income taxes                                                  -                      -
                                                                               ---------              ---------

      Net income (loss)                                                          $ 1,338               $ (6,879)
                                                                               ---------              ---------
                                                                               ---------              ---------

      Net income (loss) per share - Basic                                          $0.09               $  (0.49)
                                                                               ---------              ---------
                                                                               ---------              ---------

      Net income (loss) per share - Diluted                                        $0.09               $  (0.49)
                                                                               ---------              ---------
                                                                               ---------              ---------

      Weighted average common shares - Basic                                      14,659                 14,172
                                                                               ---------              ---------
                                                                               ---------              ---------

      Weighted average common &
      common equivalent shares - Diluted                                          15,258                 14,172
                                                                               ---------              ---------
                                                                               ---------              ---------

                             See accompanying notes.

                       GASONICS INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                        -----------------------------
                                                                                           1999                1998
                                                                                        --------            ---------

Cash flows from operating activities:
        Net cash used for operating activities                                          $  (709)            $ (3,383)
                                                                                        --------            ---------

Cash flows from investing activities:
     Purchases of property & equipment                                                     (595)                (290)
     Increase in marketable securities                                                   (7,850)                (578)
                                                                                        --------            ---------
        Net cash used for investing activities                                           (8,445)                (868)
                                                                                        --------            ---------

Cash flows from financing activities:
     Increase (decrease) in borrowings under credit facility                               (119)                 234
     Proceeds from issuance of common stock                                               1,171                  673
                                                                                        --------            ---------
        Net cash provided by financing activities                                         1,052                  907
                                                                                        --------            ---------

Net decrease in cash and cash equivalents                                                (8,102)              (3,344)
Cash & cash equivalents at beginning of period                                           16,858               14,698
                                                                                        --------            ---------
Cash & cash equivalents at end of period                                                $ 8,756             $ 11,354
                                                                                        --------            ---------
                                                                                        --------            ---------

                             See accompanying notes.

                       GASONICS INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year. Such financial statements should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

2. INVENTORIES

Inventories consist of the following (in thousands):

                                                                December 31,              September 30,
                                                                   1999                       1999
                                                               -------------              -------------
                                                                (unaudited)
              Raw Materials                                       $ 7,780                   $ 7,784
              Work in Process                                       6,179                     5,409
              Finished Goods                                        3,933                     3,330
                                                               -------------              -------------
                                                                  $17,892                   $16,523
                                                               -------------              -------------
                                                               -------------              -------------

3. RECONCILIATION OF EARNINGS AND SHARE AMOUNTS USED IN EPS CALCULATION

Net income (loss) per share data has been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options (using the treasury stock method).

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per common share for the three months ended December 31, 1999 and 1998 were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share for the three months ended December 31, 1999 and 1998, were calculated using the treasury stock method to compute the weighted average common stock outstanding (in thousands, except per share data).

------------------------------------------------------------------------------------------------------------------
                                                                                               PER SHARE
FOR THE THREE MONTHS ENDED DEC. 31, 1999                 INCOME               SHARES             AMOUNT
------------------------------------------------------------------------------------------------------------------
Net income                                             $    1,338

BASIC EARNINGS PER SHARE
Income available to common stockholders                $    1,338              14,659          $    0.09

Effect of dilutive securities:
Options issued to purchase common stock                                           599
DILUTED EARNINGS PER SHARE
Income available to common stockholders                $    1,338              15,258          $    0.09

------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
                                                                                             PER SHARE
FOR THE THREE MONTHS ENDED DEC. 31, 1998                   LOSS                SHARES          AMOUNT
------------------------------------------------------------------------------------------------------------------
Net loss                                               $   (6,879)
BASIC AND DILUTED LOSS PER SHARE
Loss to common stockholders                            $   (6,879)             14,172          $   (0.49)

------------------------------------------------------------------------------------------------------------------

4. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to record derivative financial instruments including standalone instruments, such as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The effect of SFAS No. 133 is not expected to be material to the Company's financial statements.

5. SEGMENT REPORTING

In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information. The Company is organized on the basis of products and services. All of the Company's business units have been aggregated into one operating segment. The Company's service business is a separate operating segment: however, this segment does not meet the quantitative thresholdsprescribed in SFAS No. 131. As a result, in the opinion of management, no additional operating segment information is required to be disclosed.

6. COMPREHENSIVE INCOME

Effective December 31, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. For the three months ended December 31, 1999 and 1998, there were no material items of other comprehensive income (loss), thus comprehensive income for these periods did not differ materially from net income as reported in the accompanying financial statements.

7. CHARGES TAKEN DURING FISCAL YEAR 1999

The three month period ended December 31, 1998 included pre-tax charges of approximately $407,000, related primarily to costs of a reduction in force completed in December 1998. As of December 31, 1999, these costs have been paid.

8. STOCK REPURCHASE PROGRAM

On December 16, 1998, the Company's Board of Directors authorized a stock repurchase program. Under this program 500,000 shares of its Common Stock may be repurchased by the Company in the open market, from time-to-time at market prices not to exceed $15.00 per share using available cash. As of December 31, 1999, the Company had repurchased 200,000 shares of common stock in the open market at an aggregate cost of approximately $2.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements relating to future sales, gross margins, product development, operating expense levels, and the sufficiency of financial resources to support future operations, and are subject to the Safe Harbor provisions created by that statute. Such statements are based on current expectations that involve inherent risks and uncertainties, including those discussed below and under the heading "Additional Risk Factors" that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to any forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Financial Statements presented in the Company's 1999 Annual Report on Form 10-K, available upon request, for a more complete understanding of the Company's financial position, business and results of operations.

OVERVIEW

The Company currently has only one principal product line and is a leading developer and supplier of a portfolio of products and services used in the fabrication of advanced integrated circuits ("ICs") and flat panel displays ("FPDs"). The Company's products consist of photoresist removal systems, residual removal systems, isotropic etch systems and high pressure furnaces for the semiconductor industry and low-pressure chemical vapor deposition systems ("LPCVD") for the flat panel display industry. In addition, the Company provides spare parts and upgrades, as well as maintenance and support services

The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future. The Company anticipates that factors continuing to affect its future operating results will include the cyclicality of the semiconductor industry and the markets served by the Company's customers including the recent, prolonged and severe downturn in the worldwide semiconductor industry, the timing of significant orders, patterns of capital spending by customers, the proportion of international sales to net sales, changes in pricing by the Company, its competitors, customers or suppliers, market acceptance of the Company's products, the mix of products sold, financial systems, procedures and controls, credit terms, discounts, the timing of new product announcements and releases by the Company or its competitors, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, the Company's ability to produce systems in volume and meet customer requirements, the ability of any customer to finance its purchases of the Company's equipment, changes in overhead absorption levels due to changes in the number of systems manufactured, political and economic instability and lengthy sales cycles. The Company's gross margins have varied and will continue to vary materially based on a variety of factors including the mix and average selling prices of systems sales, the mix of revenues, including service and support revenues, overhead absorption levels, utilization of field service and support resources, and costs associated with new product introductions and enhancements and the customization of systems. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would also materially adversely affect the Company's business, financial condition and results of operations.



NET SALES. Net sales consist of revenues from system sales, spare part and upgrade sales and maintenance and support. Net sales in the first quarter of fiscal 2000 increased 155% to $25.6 million compared to net sales of $10.0 million in the first quarter of fiscal 1999. The severe worldwide business slowdown in the semiconductor industry, which resulted in many IC manufacturers in nearly all geographic regions reducing and delaying capital equipment purchases, is the principal reason for the low sales level last fiscal year. The industry climate began to slowly improve throughout fiscal 1999 and the company believes is now beginning to accelerate. As a result, the Company's sales are increasing due to increased demand across most geographies and most products. Assuming the global semiconductor industry continues and sustains this recovery, the Company anticipates that quarter to quarter sales for at least the balance of fiscal 2000 will continue to increase compared to the first quarter of fiscal 2000.

Sales to customers in North America, Europe, Asia/Pacific and Japan, accounted for approximately 62%, 22%, 13% and 3%, respectively, of total net sales for the first quarter of fiscal 2000, compared to approximately 63%, 18%, 14% and 5%, respectively, of total net sales for the same period in fiscal 1999. The Company's percentage of international sales will continue to fluctuate from period to period, but the Company anticipates that international sales will continue to account for a significant portion of net sales in fiscal 2000.

GROSS MARGIN. The Company's gross margin as a percentage of net sales for the first quarter of fiscal 2000 was 44.2% compared to 21.5% for the same period of fiscal 1999. The increase in gross margin for the first quarter of fiscal year 2000 was primarily due to increased utilization of the Company's field service organization and manufacturing capability resulting from higher sales volume. The Company continues to focus on its gross margin improvement programs, including the introduction of new value-added applications, features and options on its PEP systems, targeted cost reduction programs and controlled spending. The Company expects that its gross margin rates for the next several quarters of fiscal 2000 will be higher than prior year comparable periods and slightly higher than that reported in the first quarter of fiscal 2000 due to further utilization of field service and manufacturing capability, product cost reductions, and improved efficiencies in manufacturing. Gross margins, however, will continue to be at risk and could be materially adversely impacted by inefficiencies associated with new product introductions, sales of lower margin flat panel display systems, competitive pricing pressures, the semiconductor industry climate, the economic troubles still being experienced by many countries in Asia, including companies in some of the Company's major markets such as Japan and Korea, changes in product mix and other factors.

COSTS ASSOCIATED WITH REDUCTION IN FORCE. In the first quarter of fiscal 1999, the Company reduced its workforce in response to market conditions and recorded a charge of $407,000 primarily for costs of severance compensation. As of December 31, 1999 the $407,000 had been paid

RESEARCH AND DEVELOPMENT (R&D). The Company's R&D expenses as a percentage of net sales decreased to 17.1% in the first quarter of fiscal 2000 compared to 36.3% of net sales in the first quarter of fiscal 1999 due primarily to the Company's higher sales volume. In absolute dollars, R&D expenses for the first quarter of fiscal 2000 increased to $4.4 million from $3.6 million in the same period of fiscal 1999. This increase principally reflects increased salaries in general and specifically, increased development costs associated with the Company's 300mm product development and new process development for advanced photoresist and advanced clear applications. Additionally, the R&D expenses in the current quarter were higher compared to the same period last fiscal year due to the reduced work schedule that was in effect during the first half of fiscal 1999 that was part of the Company's cost reduction efforts taken as a result of poor business conditions attributable primarily to the industry downturn.

The Company continues to focus its R&D efforts on areas where it believes it may be able to gain market share. In particular, the Company has focused its R&D spending on programs to support the expanding number of available applications that target its integrated clean strategy, the development of the 300mm platform, the support of the LCD flat panel business and applications development of the VHP technology. In June 1999, the Company formally introduced the PEP Iridia which is a leading-edge solution targeting the growing market for application-specific photoresist and wafer cleaning steps. The Company anticipates that R&D spending in absolute dollars for the next several quarters of fiscal 2000 will increase when compared to prior year periods. This increase will primarily result from 300mm product development, new process applications primarily for integrated clean applications and, for the second quarter of fiscal 2000, the increase will also reflect that the Company was on a reduced work schedule for the first half of fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). The Company's SG&A expenses for the first quarter of fiscal 2000 increased to $5.9 million from $5.3 million in the first quarter of fiscal 1999. As a percentage of net sales, SG&A expenses decreased to 23.1% from 52.9% in the same period last fiscal year due primarily to higher sales volume. The increase in spending was attributable to increased sales and marketing activities, specifically sales and third party commissions and increased marketing demonstration and evaluation costs. Additionally, expenses in the first quarter of fiscal 2000 were higher due to the reduced work schedule that was in effect during the first half of fiscal 1999. The Company anticipates that SG&A expenses for the next several quarters of fiscal 2000 will increase when compared to the same periods last fiscal year due to hiring and other expenses needed to support the increased business levels that the Company is now experiencing and due to the lower expenses incurred in the first half of fiscal 1999 that resulted from the Company's reduced work schedule during that period.

OTHER INCOME (EXPENSE). Other income and expense generally consists of interest expense, interest income, currency translation gains and losses and royalty income. Interest expense of approximately $19,000 was incurred in the first quarter of fiscal 2000 compared to $12,000 in the first quarter of fiscal 1999 primarily as a result of borrowings under a short-term credit facility from the Bank of Tokyo-Mitsubishi made to the Company's wholly-owned subsidiary in Japan, GaSonics International Japan K.K. and due to an accounts receivable factoring arrangement in Japan. As of December 31, 1999, borrowings under this loan agreement were approximately 285 million yen, which is equivalent to approximately $2.7 million. Interest income received, which is primarily derived from the Company's short-term investments was approximately $330,000 for the first quarter of fiscal 2000 compared to $277,000 for the same period of fiscal 1999. Foreign currency translations were a net loss of approximately $45,000 and $40,000 in the first quarter of fiscal 2000 and fiscal 1999, respectively, due to fluctuations in currency exchange rates primarily in Japan. Royalty income in connection with the sale of the industrial plasma cleaning products was approximately $49,000 and $78,000 for the first quarter of fiscal 2000 and fiscal 1999, respectively.

PROVISION FOR INCOME TAXES/BENEFITS. The Company did not record a provision for income taxes related to the fiscal quarter ended December 31, 1999 net income because of the Company's tax loss carry-forward that is available to offset certain future tax liabilities. The Company may however, begin to record a tax provision later in fiscal 2000, should the Company's projected pretax income exceed the Company's net tax loss carry-forward.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 2000, cash, cash equivalents and marketable securities decreased by approximately $300,000 to $27.5 million at December 31, 1999 from $27.8 million at September 30, 1999. Operations used cash of approximately $700,000 for the first quarter of fiscal 2000 compared to $3.4 million in the first quarter of fiscal 1999. The decrease in cash used by operating activities in the first quarter of fiscal 2000 compared to the same quarter of last fiscal year is primarily the result of the Company's operating income in fiscal 2000 compared to an operating loss for the same period last year partly offset by increases in receivables and inventory resulting from increased business levels.

Investing activities in the first quarter of fiscal 2000 used cash of approximately $8.4 million resulting from the net purchases of marketable securities of approximately $7.8 million and $600,000 for the acquisition of equipment and programs in progress for improved operating and information systems. For the first quarter of fiscal 1999, a total of approximately $900,000 was used for investing activities consisting of approximately $600,000 used for the net purchases of marketable securities and approximately $300,000 on programs for improved operating and information systems.

Financing activities in the first quarter of fiscal 2000 provided cash of approximately $1.2 million from the issuance of common stock in connection with the Company's employee stock purchase and stock option programs and used cash of approximately $119,000 to reduce borrowings by GaSonics International Japan K.K. under its credit facility with the Bank of Tokyo-Mitsubishi (BTM). This compares to the first quarter of fiscal 1999 where $673,000 was provided from the issuance of common stock under the Company's stock purchase and option plans and $234,000 provided from borrowings by Gasonics International Japan K.K. under their credit facility. At December 31, 1999, borrowings under this line of credit agreement with BTM totaled $2.7 million.

At December 31, 1999, the Company had working capital of approximately $52.7 million compared to $49.6 million at September 30, 1999. Accounts receivable and inventory at December 31, 1999 increased by approximately $2.4 million and $1.4 million, respectively, from September 30, 1999. Receivables increased primarily due to higher sales levels in the current period and inventory is increasing due to increased demand for the company's products. The Company expects future inventory levels to fluctuate from period to period, and believes that because of the relatively long manufacturing cycle of its equipment, its investment in inventories will continue to require a significant portion of working capital. As a result of such investment in inventories, the Company may be subject to an increasing risk of inventory obsolescence, which could materially adversely affect the Company's operating results.

At December 31, 1999, the Company's principal sources of liquidity consisted of approximately $8.8 million of cash and cash equivalents, $18.7 million in marketable securities, and $20.0 million available under the Company's unsecured working capital line of credit with Union Bank of California which expires on March 31, 2000. A commercial letter of credit provision of $500,000 is also provided under the line of credit. This line of credit bears interest at the bank's LIBOR rate plus 1.25% per annum. Available borrowing under the credit line is reduced by the amount of outstanding letters of credit. As of December 31, 1999, except for $69,193 outstanding under the letter of credit provision, there were no borrowings under this line. This line of credit contains certain covenants, including covenants relating to financial ratios and tangible net worth which must be maintained by the Company. As of December 31, 1999, the Company was in compliance with its bank covenants. The Company's wholly-owned Japanese subsidiary, GaSonics International Japan K.K., has a credit facility with the Bank of Tokyo-Mitsubishi with an available credit line of 300 million Japanese yen which, as of December 31, 1999, is equivalent to approximately $2.9 million U.S. dollars. This credit facility was renewed on October 1, 1999, bears interest at a rate of 1.375% per annum, is secured by a Letter of Guarantee issued by the Company and expires on March 31, 2000. As of December 31, 1999, GaSonics International Japan K.K. had borrowed 285 million yen under this credit facility, which is equivalent to approximately $2.7 million as of that date. The Company anticipates renewing both the working capital line of credit with Union Bank of California and the credit line with Bank of Tokyo-Mitsubishi prior to expiration. However, there can be no assurance that it will be successful in renewing either such facility or that the Company will be able to secure other sources of funding on acceptable terms or at all.

The Company believes that its existing cash, cash equivalents, marketable securities and available lines of credit at December 31, 1999 are sufficient to meet the Company's working capital cash requirements during the next twelve months. Beyond the next twelve months, the Company may require additional equity or debt financing to achieve its working capital or capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on reasonable terms.

ADDITIONAL RISK FACTORS

SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS

The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future. The Company anticipates that factors continuing to affect its future operating results will include the cyclicality of the semiconductor industry and the markets served by the Company's customers, particularly the recent prolonged, severe worldwide semiconductor slowdown, the timing and terms of significant orders, patterns of capital spending by customers, the proportion of direct sales and sales through distributors, the proportion of international sales to net sales, changes in pricing by the Company, its competitors, customers or suppliers, market acceptance of new and enhanced versions of the Company's products, inventory obsolescence, accounts receivable write-offs, the mix of products sold, financial systems, procedures and controls, discounts, the timing of new product announcements and releases by the Company or its competitors, delays, cancellations or rescheduling of orders due to customer financial difficulties or otherwise, the Company's ability to produce systems in volume and meet customer requirements, the ability of any customer to finance its purchases of the Company's equipment, changes in overhead absorption levels due to changes in the number of systems manufactured, political and economic instability throughout the world, particularly in the Asia/Pacific region, and lengthy sales cycles. The Company's gross margins have varied and will continue to vary materially based on a variety of factors including the mix and average selling prices of systems sales, the mix of revenues, including service and support revenues, and the costs associated with new product introductions and enhancements and the customization of systems. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which would also materially adversely affect the Company's business, financial condition and results of operations. For example, the Company has experienced and expects to continue to experience decreased sales of its single chamber products due to the introduction of the PEP (dual-chamber) systems. The Company's gross margin and overall gross margin rate has declined from the level attained in prior years, in part, due to an increased under absorption of manufacturing overhead and under utilization of the field service and support infrastructure resulting from lower net sales, changes in product mix from fewer higher margin rate and mature single chamber products to lower margin rate dual chamber products, start-up inefficiencies associated with new products, competitive pricing pressures, products sold by the Company's liquid crystal display manufacturing equipment
(LCD) division in Japan, and other factors. Additionally, the Company's sales and earnings for approximately the last two years were materially adversely affected by the worldwide semiconductor business slowdown. Beginning in fiscal 1999, the industry showed signs of an initial recovery and the Company's revenues have improved sequentially quarter to quarter beginning with the second quarter of fiscal 1999. Although the Company currently anticipates that revenues for at least the next several quarters of fiscal 2000 will increase moderately from the level achieved in the first quarter of fiscal 2000, there can be no assurance that the Company will be able to increase or even maintain its sales at current levels.

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

CYCLICALITY OF SEMICONDUCTOR INDUSTRY

The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities which, in turn, depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including systems manufactured and marketed by the Company. Beginning in 1996, the worldwide semiconductor industry experienced a severe cyclical downturn, which extended throughout 1998. During this period, the Company experienced significant cancellations and delays of new orders and rescheduling of existing orders that have materially adversely affected the Company's financial results. In early 1999, the industry began a slow recovery which now appears to be accelerating. The Company, however, can give no assurance that it will be able to increase or even maintain its current level of sales. Additionally, the Company anticipates that a significant portion of new orders will depend upon demand from IC manufacturers building or expanding large fabrication facilities, and there can be no assurance that such demand will exist in the near future or at all.

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

DEPENDENCE ON KEY CUSTOMERS

Historically, the Company has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to the Company's ten largest customers in the first quarter of fiscal 2000 and for the fiscal years 1999, 1998 and 1997 accounted for approximately 82%, 69%, 64% and 66% of net sales, respectively. In the first quarter of fiscal 2000, three customers each accounted for greater than 10% of total net sales. In fiscal 1999, one customer accounted for greater than 10% of net sales. In fiscal 1998, two customers each accounted for greater than 10% of total net sales and in fiscal 1997, three customers each accounted for greater than 10% of total net sales. The Company expects that sales of its products to relatively few large customers will continue to account for a high percentage of net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. Moreover, sales to certain of its customers have decreased as those customers have completed or delayed purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing ICs, has materially adversely affected and could in the future materially adversely affect the Company's business, financial condition and results of operations. The Company's ability to increase or maintain current sales levels in the future will depend, in part, upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance.

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

RISKS ASSOCIATED WITH THE ASIA/PACIFIC MARKET

The Company believes that increased penetration of the Asia/Pacific market, particularly Japan and Taiwan, will be essential to its future financial performance. To date, the Company has sold relatively few systems to Japanese semiconductor manufacturers. Sales in Japan accounted for approximately 3% of the Company's total net sales in first quarter of fiscal 2000, 7% of total net sales in fiscal 1999, 4% of total net sales in fiscal 1998 and 9% of total net sales in fiscal 1997. The Japanese semiconductor market (including fabrication plants operated outside of Japan by Japanese semiconductor manufacturers) represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and has been difficult for non-Japanese companies to penetrate. Furthermore, the licensing of products and process technologies by Japanese semiconductor manufacturers to non-Japanese semiconductor manufacturers has resulted in recommendations to use certain semiconductor capital equipment manufactured by Japanese companies. Late in fiscal 1995, the Company acquired its LCD division in Japan, but to date, this has not enabled the Company to significantly penetrate the photoresist removal market in Japan. As a relatively recent entrant, the Company is at a distinct competitive disadvantage in the Japanese market compared to leading Japanese suppliers, many of which have long-standing collaborative relationships with Japanese semiconductor manufacturers. In addition, since 1992, Japanese semiconductor manufacturers have substantially reduced their levels of capital spending on new fabrication facilities and equipment, particularly over the past two years due to the overall downturn in the Japanese economy and the severe downturn in the worldwide semiconductor market, thereby, further increasing competitive pressures in the Japanese market. Although the Company is investing significant resources, and has established a direct presence in Japan, which has and will significantly increase operating expenses, there can be no assurance that the Company will be able to achieve significant sales to the Japanese semiconductor market, which failure could materially adversely affect the Company's business, financial condition and results of operations.

Taiwan currently represents approximately 17% of the worldwide demand for capital semiconductor equipment and this percentage is expected to increase in the future. The success of the Company will, in part, be dependent upon its ability to succeed in this very competitive marketplace. Currently, the Company's primary competitors in the Taiwan bulk ash market are Mattson, Plasma Systems Taiwan (PST) and Kokusai, Ramco (KEM). The Company's sales in Taiwan accounted for approximately 3% of the Company's total net sales in the first quarter of fiscal 2000, 9% of total net sales in fiscal 1999, and 12% of total net sales in fiscal 1998 and 1997.

INTERNATIONAL SALES

International sales accounted for 38%, 46%, 45% and 55% of total net sales for the first three months of fiscal 2000 and for the fiscal years 1999, 1998 and 1997, respectively. The Company has established independent operations in the United Kingdom, Ireland, France, Italy, Germany, Korea, Japan, Singapore, Taiwan and Israel. The Company anticipates that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rates, foreign currency fluctuations, tariffs and other barriers, political and economic instability, potentially adverse tax consequences, natural disasters, outbreaks of hostilities, difficulties in accounts receivable collection, extended payment terms, difficulties in managing distributors or representatives and difficulties in staffing and managing foreign subsidiary and branch operations. The Company is also subject to the risks associated with the imposition of legislation and import and export regulations. The Company cannot predict whether tariffs, quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

As of December 31, 1999, the Company's officers, directors and members of their families who may be deemed affiliates of such persons beneficially owned approximately 19% of the Company's outstanding shares of Common Stock. Accordingly, these stockholders will be able to significantly influence the election of the Company's directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how other stockholders of the Company may vote. Such a high level of ownership by such persons or entities may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. Certain provisions of the Company's Certificate of Incorporation, 1994 Stock Option/Stock Issuance Plan, Bylaws and Delaware law may also discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the ability of the Company's Board of Directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company.

VOLATILITY OF STOCK PRICE

The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, sales of the Company's Common Stock into the market place, either by the Company or its existing stockholders, failure to meet or changes in analysts' expectations, general conditions in the semiconductor industry or the worldwide economy, natural disasters, outbreaks of hostilities, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks such as the Company's, in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Moreover, in recent years the stocks of many companies in the semiconductor capital equipment business, including the stock of the Company, have declined substantially due to the worldwide semiconductor downturn. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

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

The table below presents principal amounts and related weighted average interest rates by date of maturity for the Company's investment portfolio (in thousands):

                                                                                  Fiscal Years
        Cash equivalents and short-term investments                            2000          2001
     -----------------------------------------------------------------------------------------------
           Fixed rate short-term investments                                $18,462        $4,243
           Average interest rate                                              5.90%         6.18%

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               The Company is not a party to any material litigation.

ITEM 2.        CHANGES IN SECURITIES

               None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

               None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

               None.

ITEM 5.        OTHER INFORMATION.

               Effective January 12, 2000, Rammy Rasmussen joined the Company as Vice President, Chief Financial Officer.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    The following exhibits are filed herewith:

               Exhibit 10.21    Rammy Rasmussen Employment Agreement

               Exhibit 27       Financial Data Schedule

        (b)    Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       GASONICS INTERNATIONAL CORPORATION
                       (Registrant)


                                        /s/ Rammy Rasmussen
                                        -------------------
                                        by: Rammy Rasmussen
                                        Vice President, Finance
                                        Chief Financial Officer
                                        (signing on behalf of the registrant
                                        and as principal financial officer)

Date:    February 7, 2000

INDEX TO EXHIBITS

EXHIBIT NUMBER                      DESCRIPTION                   SEQUENTIALLY
                                                                  NUMBERED
                                                                  PAGE

10.21       Rammy Rasmussen Employment Agreement

27          Financial Data Schedule