Form 10-Q
period 2000-03-31
GASONICS INTERNATIONAL CORP
filed 2000-05-09
CIK 918647

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from_________________ to ________________________

                         Commission file number: 0-23372

                       GASONICS INTERNATIONAL CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     94-2159729
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    2730 Junction Avenue, San Jose, California                          95134
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code  (408) 570-7000
                                                   ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               --    --

     At May 3, 2000, there were 14,746,732 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                       GASONICS INTERNATIONAL CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of  March 31, 2000
                  and September 30, 1999                                                                         3

                  Condensed Consolidated Statements of Operations for the three and
                  six month periods ended March 31, 2000 and 1999                                                4

                  Condensed Consolidated Statements of Cash Flows for the six
                  month periods ended March 31, 2000 and 1999                                                    5

                  Notes to Condensed Consolidated Financial Statements                                           6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                     10

Item 2A.          Quantitative and Qualitative Disclosure about Market Risks                                    26

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings                                                                             27

Item 2.           Changes in Securities                                                                         27

Item 3.           Defaults Upon Senior Securities                                                               27

Item 4.           Submission of Matters to a Vote of Securityholders                                            27

Item 5.           Other Information                                                                             28

Item 6.           Exhibits and Reports on Form 8-K                                                              28

SIGNATURES                                                                                                      29

Exhibit Index                                                                                                   30

PART I .  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       GASONICS INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      MARCH 31,                     Sept. 30,
                                                                        2000                          1999
                                                                   ----------------               --------------
                                                                     (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                            $ 12,214                     $ 16,858
     Marketable securities                                                  17,994                       10,899
     Trade accounts receivable, net                                         29,006                       18,986
     Inventories                                                            20,461                       16,523
     Net deferred tax asset                                                  5,697                        5,697
     Prepaid expenses and other current assets                               3,342                        3,197
                                                                    ---------------               --------------
          Total current assets                                              88,714                       72,160

Property and equipment, net                                                 10,363                       11,266
Deposits and other assets                                                      539                          782
                                                                    ---------------               --------------
          Total assets                                                    $ 99,616                     $ 84,208
                                                                    ===============               ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under credit facility                                     $  3,631                      $ 2,832
     Accounts payable                                                       11,104                        5,691
     Income taxes payable                                                    4,637                        4,616
     Accrued expenses                                                       10,955                        9,446
                                                                    ---------------               --------------
          Total current liabilities                                         30,327                       22,585
                                                                    ---------------               --------------

Stockholders' equity:
     Common stock and
          additional paid-in capital                                        43,533                       40,637
     Treasury stock (see Note 8)                                            (2,639)                      (2,639)
     Subscription receivable                                                   (58)                         (26)
     Unrealized gain/loss on investment                                       (138)                           -
     Retained earnings                                                      28,591                       23,651
                                                                    ---------------               --------------
          Total stockholders' equity                                        69,289                       61,623
                                                                    ---------------               --------------
          Total liabilities and stockholders' equity                      $ 99,616                     $ 84,208
                                                                    ===============               ==============

                             See accompanying notes.

                       GASONICS INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         MARCH 31,                         MARCH 31,
                                                              ---------------------------------   -----------------------------
                                                                      2000             1999            2000           1999
                                                              ------------------ --------------   --------------  -------------
Net sales                                                            $ 33,705         $ 13,215         $ 59,308    $  23,237
Cost of sales                                                          18,779            8,658           33,072       16,528
                                                              ----------------   --------------   --------------  -------------
     Gross margin                                                      14,926            4,557           26,236        6,709
                                                              ----------------   --------------   --------------  -------------
Operating expenses:
     Costs associated with reduction in force                               -                -                -          407
     Research & development                                             4,725            5,662            9,091        9,298
     Selling, general & administrative                                  6,717            5,136           12,632       10,439
                                                              ----------------   --------------   --------------  -------------
          Total operating expenses                                     11,442           10,798           21,723       20,144
                                                              ----------------   --------------   --------------  -------------
          Operating income (loss)                                       3,484           (6,241)           4,513      (13,435)

Other income and expenses, net                                            376              263              685          577
                                                              ----------------   --------------   --------------  -------------
Income (loss) before provision for income taxes                         3,860           (5,978)           5,198      (12,858)

     Provision for income taxes                                           258                -              258            -
                                                              ----------------   --------------   --------------  -------------
Net income (loss)                                                     $ 3,602         $ (5,978)         $ 4,940    $ (12,858)
                                                              ================   ==============   ==============  =============
Net income (loss) per share - Basic                                   $  0.25         $  (0.42)         $  0.34    $   (0.90)
                                                              ================   ===============  ==============  =============
Net income (loss) per share - Diluted                                 $  0.23         $  (0.42)         $  0.32    $   (0.90)
                                                              ================   ===============  ==============  =============
Weighted average common shares                                         14,637           14,325           14,525       14,249
                                                              ================   ==============   ==============  =============
Weighted average common &
common equivalent shares                                               15,807           14,325           15,598       14,249
                                                              ================   ==============   ==============  =============

                             See accompanying notes.

                       GASONICS INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                MARCH 31,
                                                                                   ----------------------------------
                                                                                       2000                 1999
                                                                                   -------------        -------------
Cash flows from operating activities:
        Net cash provided by (used for) operating activities                            $   128             $ (3,312)
                                                                                   -------------        --------------

Cash flows from investing activities:
     Purchases of property & equipment                                                   (1,202)                (557)
      Decrease (increase) in marketable securities                                       (7,233)                (224)
                                                                                   --------------       --------------
        Net cash used for investing activities                                           (8,435)                (781)
                                                                                   --------------       --------------

Cash flows from financing activities:
     Increase (decrease) in borrowings under credit facility                                799                  397
     Proceeds from issuance of common stock                                               2,864                1,266
                                                                                   -------------        -------------
        Net cash provided by financing activities                                         3,663                1,663
                                                                                   -------------        -------------

Net decrease in cash and cash equivalents                                                (4,644)              (2,430)
Cash & cash equivalents at beginning of period                                           16,858               14,698
                                                                                   -------------        -------------
Cash & cash equivalents at end of period                                                $12,214              $12,268
                                                                                   =============        =============

                             See accompanying notes.

                       GASONICS INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position and our results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year. Such financial statements should be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended September 30, 1999 and quarterly report on Form 10-Q for the period ending December 31, 1999.

2. INVENTORIES

Inventories consist of the following (in thousands):

                                                            March 31,               September 30,
                                                              2000                      1999
                                                       -------------------        ------------------
                                                          (unaudited)
              Raw Materials                                       $ 9,681                   $ 7,784
              Work in Process                                       6,408                     5,409
              Finished Goods                                        4,372                     3,330
                                                       -------------------        ------------------
                                                                  $20,461                   $16,523
                                                       ===================        ==================

3. RECONCILIATION OF EARNINGS AND SHARE AMOUNTS USED IN EPS CALCULATION

Net income (loss) per share data has been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options (using the treasury stock method).

Effective December 31, 1997, we adopted SFAS No. 128, "Earnings per Share." Basic earnings per common share for the three and six month periods ended March 31, 2000 and 1999 were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share for the three and six month periods ended March 31, 2000 and 1999, were calculated using the treasury stock method to compute the weighted average common stock outstanding (in thousands, except per share data).

----------------------------------------------------------------------------------------------------------------------
                                                                                                         PER SHARE
FOR THE THREE MONTHS ENDED MARCH 31, 2000                           INCOME             SHARES             AMOUNT
----------------------------------------------------------------------------------------------------------------------
Net income                                                     $   3,602

BASIC EARNINGS PER SHARE
Income available to common stockholders                        $   3,602               14,637             $  0.25

Effect of Dilutive Securities:
Options issued to purchase Common stock                                                 1,170
DILUTED EARNINGS PER SHARE
Income available to common stockholders                        $   3,602               15,807             $  0.23

----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
                                                                                                         PER SHARE
FOR THE THREE MONTHS ENDED MARCH 31, 1999                           LOSS               SHARES             AMOUNT
----------------------------------------------------------------------------------------------------------------------
Net loss                                                        $ (5,978)

BASIC AND DILUTED LOSS PER SHARE
Loss to common stockholders                                     $ (5,978)              14,325             $ (0.42)

----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
                                                                                                         PER SHARE
FOR THE SIX MONTHS ENDED MARCH 31, 2000                             INCOME             SHARES             AMOUNT
----------------------------------------------------------------------------------------------------------------------
Net income                                                     $   4,940

BASIC EARNINGS PER SHARE
Income available to common stockholders                        $   4,940               14,525              $ 0.34

Effect of Dilutive Securities:
Options issued to purchase Common stock                                                 1,073
DILUTED EARNINGS PER SHARE
Income available to common stockholders                        $   4,940               15,598              $ 0.32

----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
                                                                                                         PER SHARE
FOR THE SIX MONTHS ENDED MARCH 31, 1999                             LOSS               SHARES             AMOUNT
----------------------------------------------------------------------------------------------------------------------
Net loss                                                       $ (12,858)

BASIC AND DILUTED LOSS PER SHARE
Loss to common stockholders                                    $ (12,858)              14,249             $ (0.90)

----------------------------------------------------------------------------------------------------------------------

4. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS No. 133, which establishes accounting and reporting standards for derivative instruments, including specific derivative instruments embedded in other contracts and for hedging activities. It requires that we recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We are required to adopt SFAS No. 133 in the first quarter of fiscal 2001. Currently, we do not engage in hedging activities or purchase derivative instruments. We do not expect the impact of adopting SFAS No. 133 to be material to us.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB No. 101 as required in the first quarter of fiscal 2001. When we adopt SAB No. 101, we will recognize revenue when we substantially complete the terms of the applicable sales arrangement, which generally occurs upon the customers' acceptance. We believe the adoption of SAB No.101 will have a significant impact on our revenue recognition policy because we currently recognize sales upon shipment with appropriate accruals of the associated costs. We expect SAB No. 101 to have a significant effect on our operating results in the first quarter. Furthermore, adoption of this pronouncement will impact the comparability of our financial statements from period to period, relationships with customers and internal procedures and controls. We are currently evaluating the effect on our financial statements.

5. SEGMENT REPORTING

In 1999, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that used by management for making operating decisions and assessing performance as the source of our reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect our results of operations or financial position, but did affect the disclosure of segment information. We are organized on the basis of products and services. All of our business units have been aggregated into one operating segment. Our service business is a separate operating segment: however, this segment does not meet the quantitative thresholds a prescribed in SFAS No. 131. As a result, in the opinion of management, no additional operating segment information is required to be disclosed.

6.  COMPREHENSIVE INCOME

Effective December 31, 1998 we adopted SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and our components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. For the six months ended March 31, 2000 and 1999, there were no material items of other comprehensive income (loss), thus comprehensive income for these periods did not differ materially from net income as reported in the accompanying financial statements.

7.  CHARGES TAKEN DURING FISCAL YEAR 1999

The six month period ended March 31, 1999 included pre-tax charges of approximately $407,000, related primarily to costs of a reduction in force completed in December 1998. As of December 31, 1999, these costs had been paid.

8.  STOCK REPURCHASE PROGRAM

On December 16, 1998, our Board of Directors authorized a stock repurchase program. Under this program 500,000 shares of our Common Stock may be repurchased in the open market, from time-to-time at market prices not to exceed $15.00 per share using available cash. As of March 31, 2000, we had repurchased 200,000 shares of common stock in the open market at an aggregate cost of approximately $2.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements relating to future sales, gross margins, product development, operating expense levels, and the sufficiency of financial resources to support future operations, and are subject to the Safe Harbor provisions created by that statute. Such statements are based on current expectations that involve inherent risks and uncertainties, including those discussed below and under the heading "Risks Related to our Business" that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak as of the date hereof. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements presented in our 1999 Annual Report on Form 10-K and quarterly report on Form 10-Q for the period ended December 31, 1999, available upon request, for a more complete understanding of our financial position, business and results of operations.

OVERVIEW

We are a leading developer and global supplier of photoresist and Integrated Clean solutions used in advanced semiconductor device manufacturing. Our versatile Integrated Clean solutions, which combine photoresist removal and residue removal technologies within a single platform, allow our customers to integrate manufacturing process steps, increasing their yields and throughput. We also provide low pressure chemical vapor deposition, or LPCVD, systems for the flat panel display, or FPD, industry. We market and sell our products to leading semiconductor device and FPD manufacturers worldwide, including 15 of the top 20 semiconductor device manufacturers.

Our operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future. We anticipate that factors continuing to affect our future operating results will include the cyclicality of the semiconductor industry and the markets served by our customers including the prolonged and severe downturn in the worldwide semiconductor industry, among others. Furthermore, announcements by us or our competitors of new products and technologies could cause customers to defer purchases of our existing systems, which would also harm our business. Our gross margins have varied and will continue to vary significantly based on a variety of factors, including the following:

      - sales mix and average selling prices of our systems;
      - price-based competition;
      - mix of revenues, including spare parts, service and support revenues;

      - costs associated with new product introductions and enhancements
      - configuration and installation costs;
      - delays, cancellations or rescheduling of customer orders;
      - underabsorption of manufacturing overhead and field service and support infrastructure;
      - start-up inefficiencies associated with new products.

Our gross margin as a percentage of net sales for the second quarter and first six months of fiscal 2000 has increased compared to the comparable periods of fiscal 1999. This increase is primarily due to increased utilization of our field service organization and manufacturing capability resulting from higher sales volume.

NET SALES. Net sales consist of revenues from system sales, spare part and upgrade sales and maintenance and support. Our net sales in the second quarter of fiscal 2000 increased 155% to $33.7 million compared to net sales of $13.2 million in the second quarter of fiscal 1999. For the six month period ending March 21, 2000, our net sales also increased approximately 155% to $59.3 million compared to net sales of $23.2 million for the same period last year. Increased demand across most geographies and products, including our new Iridia system, is the principal reason for our sales increase when compared to last fiscal year, during which the severe worldwide business slowdown in the semiconductor industry resulted in many IC manufacturers in nearly all geographic regions reducing and delaying capital equipment purchases. As a result of this improved business climate, we anticipate that quarter to quarter sales for at least the balance of fiscal 2000 will continue to increase compared to the second quarter of fiscal 2000, assuming the global semiconductor industry continues and sustains its recovery.

Sales to customers in North America, Europe, Asia/Pacific and Japan, accounted for approximately 54%, 19%, 20% and 7%, respectively, of our total net sales for the six months ended March 31, 2000, compared to 57%, 13%, 20% and 10%, respectively, of our total net sales for the same period in fiscal 1999. Our percentage of international sales will continue to fluctuate from period to period, but we anticipate that international sales will continue to account for a significant portion of our net sales in fiscal 2000.

GROSS MARGIN. Our gross margin as a percentage of net sales was 44.3% for both the second quarter and first six months of fiscal 2000, compared to 34.5% and 28.9%, respectively, for the same periods of fiscal 1999. The increase in gross margin for both periods of fiscal 2000 compared to fiscal 1999 was primarily due to increased utilization of our field service organization and manufacturing capability resulting from higher sales volume. We continue to focus on our gross margin improvement programs, including the introduction of new value-added applications, features and options on our PEP and Iridia systems, targeted cost reduction programs and controlled spending. We expect that our gross margin rates for the next several quarters of fiscal 2000 will be higher than prior year comparable periods and may be slightly higher than that reported in the second quarter of fiscal 2000 due to further utilization of field service and manufacturing capability, product cost reductions, and improved efficiencies in manufacturing. Our gross margins, however, will continue to be at risk and could be materially adversely impacted by inefficiencies associated with new product introductions, sales of lower margin flat panel display systems, competitive pricing pressures, the semiconductor industry climate, the economic troubles still being experienced by many countries in Asia, including companies in some of our major markets such as Japan and Korea, changes in product mix and other factors.

COSTS ASSOCIATED WITH REDUCTION IN FORCE. In the first quarter of fiscal 1999, we reduced our workforce in response to market conditions and recorded a charge of $407,000 primarily for costs of severance compensation. As of March 31, 2000 the $407,000 had been paid.

RESEARCH AND DEVELOPMENT (R&D). Our R&D expenses as a percentage of net sales decreased to 14.0% and 15.3% in the second quarter and first six months of fiscal 2000, respectively, compared to 42.8% and 40.0%, respectively, for the same periods of fiscal 1999, due primarily to our higher sales volume. In absolute dollars, our R&D expenses for the second quarter of fiscal 2000 decreased to $4.7 million from $5.7 million for the same period of fiscal 1999. For the six-month period ended March 31, 2000, R&D expenses decreased to $9.1 million from $9.3 million for the six-month period ended March 31, 1999. The decrease in absolute dollars in both fiscal 2000 periods is the result of a $1.8 million charge in the second quarter of fiscal year 1999 primarily for the accelerated write-off of equipment produced and used in connection with our first 300mm product development program. However, increased salaries, development costs associated with our 300mm product, and new process development for advanced photoresist and advanced clean applications in fiscal 2000 have largely offset this decrease. Additionally, our R&D expenses have increased in the current year periods compared to the same periods of last fiscal year due to the reduced work schedule that was in effect during the first half of fiscal 1999. This reduced work schedule was part of our cost reduction efforts taken as a result of poor business conditions attributable primarily to the industry downturn.

We continue to focus our R&D efforts on areas where we believe we may be able to gain market share. In particular, we have focused our R&D spending on programs to support the expanding number of available applications that target our integrated clean strategy, the development of the 300mm platform and the support of the LCD flat panel business. In June 1999, we formally introduced the PEP Iridia which is a leading-edge solution targeting the growing market for application-specific photoresist and wafer cleaning steps. We anticipate that R&D spending in absolute dollars for the balance of fiscal year 2000 will increase when compared to prior year periods. This increase will primarily result from 300mm product development, new process applications primarily for integrated clean and joint development projects.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). Our SG&A expenses for the second quarter of fiscal 2000 increased to $6.7 million from $5.1 million in the second quarter of fiscal 1999 and increased to $12.6 million from $10.4 million for the six month periods of fiscal 2000 and 1999, respectively. As a percentage of net sales, SG&A expenses decreased to 19.9% in the second quarter of fiscal 2000 from 38.9% in the second quarter of fiscal 1999. For the first six months of fiscal 2000, our SG&A expenses decreased to 21.3% from 44.9% in the same period last fiscal year. The percentage decrease in both periods is due primarily to higher sales volume. The increase in spending was attributable to increased salaries, sales and marketing activities, specifically sales and third-party commissions and increased marketing, demonstration and evaluation costs. Additionally, SG&A expenses in the second quarter and first six months of fiscal 2000 were higher than fiscal 1999 due to the reduced work schedule that was in effect during the first half of fiscal 1999. We anticipate that our SG&A expenses for the next two quarters of fiscal 2000 will increase when compared to the same periods last fiscal year due to hiring and other expenses needed to support the increased business levels that we are now experiencing.

OTHER INCOME (EXPENSE). Other income and expense generally consists of interest expense, interest income, currency translation gains and losses and royalty income. Interest expense of approximately $11,000 incurred in the second quarter and $30,000 for the first six months of fiscal 2000 compared to $17,000 for the second quarter and $26,000 for the first six months of fiscal 1999 is primarily the result of borrowings under short-term credit agreements from the Bank of Tokyo-Mitsubishi made to our wholly-owned subsidiary in Japan, GaSonics International Japan K.K. and due to an accounts receivable factoring arrangement in Japan. As of March 31, 2000, borrowings under these loan agreements totaled approximately 392 million yen, which was equivalent to approximately $3.6 million as of that date. Interest income received, which is primarily derived from our short-term investments, was approximately $349,000 and $679,000 for the second quarter and six-month period of fiscal 2000, respectively, compared to $226,000 and $504,000 for the same periods, respectively, of fiscal 1999. Foreign currency translations resulting in a net loss of approximately $8,000 and $52,000 were incurred during the second quarter and first six months of fiscal 2000 compared to $25,000 and $65,000 for the corresponding periods of fiscal 1999, due to fluctuations in currency exchange rates primarily in Japan. Royalty income in connection with the sale of the industrial plasma cleaning products was approximately $45,000 and $94,000 for the second quarter and first six months of fiscal 2000, respectively, compared to $101,000 and $178,000 for the comparable periods of fiscal 1999.

PROVISION FOR INCOME TAXES/BENEFITS. We recorded a $258,000 provision for income taxes in the second quarter of fiscal 2000 resulting from our latest projection that fiscal 2000 pretax income will exceed our net tax loss carry-forward that is available to offset certain future tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of fiscal 2000, cash, cash equivalents and marketable securities increased by approximately $2.4 million to $30.2 million at March 31, 2000 from $27.8 million at September 30, 1999. Operations provided cash of approximately $128,000 for the six month period ended March 31, 2000 compared to $3.3 million of cash used for operating activities in the same period last year. The change in cash flow from operations activities for the first half of fiscal 2000 compared to the same period last fiscal year is primarily the result of our return to profitability in fiscal 2000 compared to an operating loss for the same period last year, partly offset by uses of cash to fund receivables and inventory resulting from increased business levels.

Investing activities in the first half of fiscal 2000 used cash of approximately $8.4 million resulting from the net purchases of marketable securities of approximately $7.2 million and $1.2 million for the acquisition of equipment and programs in progress for improved operating and information systems. For the first half of fiscal 1999, a total of approximately $781,000 was used for investing activities consisting of approximately $224,000 used for the net purchases of marketable securities and approximately $557,000 on programs for improved operating and information systems.

Financing activities in the first six months of fiscal 2000 provided cash of approximately $2.9 million from the issuance of common stock in connection with our employee stock purchase and stock option programs and $799,000 from borrowings by GaSonics International Japan K.K. under its credit agreements with the Bank of Tokyo-Mitsubishi ("BTM"). For the first six months of fiscal 1999, $1.3 million was provided from the issuance of common stock under our stock purchase and option plans and $397,000 was provided from borrowings by Gasonics International Japan K.K. ("Gasonics K.K.") under its overdraft credit agreement with BTM. At March 31, 2000, borrowings under Gasonics K.K.'s line of credit agreements with BTM totaled $3.6 million.

At March 31, 2000, we had working capital of approximately $58.4 million compared to $49.6 million at September 30, 1999. Accounts receivable and inventory at March 31, 2000 increased by approximately $10.0 million and $3.9 million, respectively, from September 30, 1999. Our receivables increased primarily due to our higher sales levels in the current period and our inventory increased due to increased demand for our products. We expect future inventory levels to fluctuate from period to period, and believe that because of the relatively long manufacturing cycle of our equipment, our investment in inventory will continue to require a significant portion of working capital. As a result of such investment in inventory, we may be subject to an increasing risk of inventory obsolescence, which could materially adversely affect our operating results.

At March 31, 2000, our principal sources of liquidity consisted of approximately $12.2 million of cash and cash equivalents, $18.0 million in marketable securities, and $20.0 million available under our unsecured working capital line of credit with Union Bank of California, the maturity date of which has been extended from March 31, 2000 to May 1, 2000. A commercial letter of credit provision of $500,000 is also provided under the line of credit. This line of credit bears interest at the bank's LIBOR rate plus 1.25% per annum. Available borrowing under the credit line is reduced by the amount of outstanding letters of credit. As of March 31, 2000, except for $69,193 outstanding under the letter of credit provision, there were no borrowings under this line. We anticipate renewing the working capital line of credit with Union Bank of California prior to expiration. However, there can be no assurance that it will be successful in renewing this credit facility or that we will be able to secure other sources of funding on acceptable terms or at all. This line of credit contains certain covenants, including covenants relating to financial ratios and tangible net worth which we must maintain. As of March 31, 2000, we were in compliance with our bank covenants. Our wholly-owned Japanese subsidiary, GaSonics K.K., has an overdraft credit agreement with the Bank of Tokyo-Mitsubishi ("BTM") with an available credit line totaling 300 million Japanese yen which, as of March 31, 2000, is equivalent to approximately $2.8 million U.S. dollars. This overdraft credit facility was renewed on March 31, 2000, bears interest at a rate of 1.375% per annum and expires on March 31, 2001. As of March 31, 2000, GaSonics K.K. had borrowed 292 million yen under this credit facility, which is equivalent to approximately $2.7 million as of that date. Additionally, GaSonics K.K. has a basic credit agreement with BTM which provides up to 200 million yen in credit issued in the form of notes payable. On February 29, 2000 a note payable was issued under this agreement for 100 million yen, which is equivalent to approximately $900,000, bears interest at 1.5% per annum and expires on January 31, 2001. Both agreements with BTM are secured by a Letter of Guarantee issued by us.

We believe that our existing cash, cash equivalents, marketable securities and available lines of credit at March 31, 2000 are sufficient to meet our working capital cash requirements during the next twelve months. Beyond the next twelve months, we may require additional equity or debt financing to achieve our working capital or capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on reasonable terms.

RISKS RELATED TO OUR BUSINESS

OUR OPERATING RESULTS COULD FLUCTUATE, WHICH MAY CAUSE OUR STOCK PRICE TO
DECLINE.

Our operating results have fluctuated significantly in the past, and we expect that results will continue to fluctuate significantly in the future for a number of reasons, including:

     - the cyclicality of the semiconductor industry;
     - changes in pricing by us, competitors, customers or suppliers;
     - inventory obsolescence;
     - accounts receivable write-offs;
     - product mix;
     - the timing of new product announcements and releases by us or our competitors;
     - delays, cancellations or rescheduling of customer orders;
     - our ability to produce systems in volume and meet customer requirements;
     - the ability of any customer to finance purchases of our equipment;
     - procedures and controls;
     - changes in overhead absorption levels due to changes in the number of systems manufactured; and
     - lengthy sales cycles.

Fluctuations in our operating results may adversely impact our stock price. Furthermore, if these factors are not adequately addressed, they may harm our business.

CYCLICALITY IN THE SEMICONDUCTOR DEVICE INDUSTRY COULD HARM OUR OPERATING
RESULTS.

Our operating results have varied, and may vary in the future, due to the cyclical nature of the semiconductor device industry. Downturns in the semiconductor device industry will likely lead to proportionately greater downturns in our revenues. Our business depends upon the capital expenditures of semiconductor device manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor device industry is cyclical and has historically experienced periodic downturns, which have often resulted in substantial decreases in demand for semiconductor capital equipment, including photoresist removal and residue removal equipment. There is typically a six to twelve month lag between a change in the economic condition of the semiconductor device industry and the resulting change in the level of capital expenditures by semiconductor device manufacturers. In most cases, the resulting decrease in capital expenditures has been more pronounced than the precipitating downturn in semiconductor device industry revenues. The semiconductor device industry experienced downturns in 1998 and 1996, during which industry revenues declined by an estimated 8.4% and 8.6% as reported by World Semiconductor Trade Statistics, Inc. During these periods, we experienced significant cancellations and delays of new orders and rescheduling of existing orders, which harmed our financial results.

The semiconductor device industry may experience severe and prolonged downturns in the future. Future downturns in the semiconductor device industry, or any failure of that industry to fully recover from its recent downturn, will seriously harm our business, financial condition and results of operations.

OUR QUARTERLY RESULTS MAY FLUCTUATE, WHICH MAY HARM OUR BUSINESS.

In the past, we have experienced fluctuations in our quarterly results and fluctuations may continue in the future. Specifically, our quarterly net sales and operating results have in the past, and will in the future, depend upon obtaining orders and shipping systems in the same quarter. Backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter. In addition, orders in backlog are subject to cancellations or reschedulings by customers with limited or no penalties. We cannot forecast the timing of these occurrences or their impact on our sales and operating results. We have experienced and will continue to experience cancellations and rescheduling of orders. Consequently, backlog at any particular date is not necessarily representative of actual sales expected for the succeeding period. Our business for a particular quarter may also be harmed if an anticipated order is not received in time to permit shipment during the same quarter.

Moreover, our quarterly results fluctuate because a substantial portion of our revenues is derived from the sale of our systems, which typically range in price from approximately $150,000 to $2.0 million or more. As a result, operating results for a particular quarter could be significantly impacted by the timing of a single transaction.

Furthermore, significant investments in research and development, capital equipment and customer service and support capability worldwide have resulted in significant fixed costs, which we have not been and will not be able to reduce rapidly if sales goals for a particular period are not met. As a result, a delay in generating or recognizing revenue for any reason could cause significant variations in our operating results from quarter to quarter and could result in greater than expected operating losses. Also, because we manufacture our systems according to forecast, a reduction in customer orders or backlog could lead to excess inventory and possible inventory obsolescence, increasing costs and reducing margins that could harm our business, financial condition and results of operations.

OUR GROSS MARGINS MAY FLUCTUATE, WHICH MAY HARM OUR BUSINESS.

Historically, our gross margins have varied significantly, and we expect that our gross margins will continue to vary based on a variety of factors, including:

     - sales mix and average selling prices of our systems;
     - price-based competition;
     - mix of revenues, including spare parts, service and support revenues;
     - costs associated with new product introductions and enhancements;
     - configuration and installation costs;
     - delays, cancellations or rescheduling of customer orders;
     - underabsorption of manufacturing overhead and field service and support infrastructure; and
     - start-up inefficiencies associated with new products.

If the factors causing fluctuations are not adequately addressed, they may harm our business and adversely impact our stock price.

IF WE DO NOT CONTINUALLY IMPROVE OUR SYSTEMS IN RESPONSE TO RAPID
TECHNOLOGICAL CHANGES, WE WOULD ENCOUNTER A DECLINE IN SALES OR A LOSS OF MARKET ACCEPTANCE.

The semiconductor manufacturing industry is characterized by rapid technological change resulting in new product introductions and enhancements. Failure to keep pace with technological developments in the semiconductor manufacturing industry, to translate technological development into systems and products on a timely and cost-effective basis, or to develop a sufficient volume of manufacturing for new products would significantly harm our business. Furthermore, new product introductions or enhancements and new technologies developed by our competitors could result in a decline in our sales and loss of market acceptance of our existing products.

Our success in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including:

     - product selection relative to the technological and commercial needs of the industry;
     - timely and efficient completion of product design and development;
     - timely and efficient execution of the manufacturing and assembly processes;
     - effective sales and marketing; and
     - product performance and reliability in the field.

Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the type of semiconductor devices under development by leading semiconductor device manufacturers and the equipment required to produce semiconductor devices. We may not be successful in selecting, developing, manufacturing and marketing new products or enhancing our existing products. If we are unable to offer these products in a competitive manner, our business will be harmed.

Additionally, our future performance depends, in part, on the successful commercialization of our low pressure chemical vapor deposition, or LPCVD, systems and 300mm systems. However, these products may not lead to significant revenues or enhance our profitability.

A LIMITED NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR NET SALES, AND THE LOSS OF, OR REDUCTION IN ORDERS FROM, A MAJOR CUSTOMER COULD HARM OUR BUSINESS.

We sell a significant proportion of our systems to a limited number of customers. Sales to our ten largest customers accounted for approximately 77% of our net sales in the first six months of fiscal 2000, 69% in fiscal year 1999, 64% in fiscal year 1998 and 66% in fiscal year 1997. In the first six months of fiscal 2000, Intel, Motorola and Lucent Technologies each accounted for greater than 10% of our total net sales. In fiscal 1999, Intel accounted for greater than 10% of our net sales. In fiscal 1998, Intel and Motorola each accounted for more than 10% of our net sales. In fiscal 1997, Samsung, Promos Technologies and Intel each accounted for more than 10% of net sales. We expect that a high percentage of our net sales will continue to come from a limited number of customers.

We have no long-term purchase agreements with our customers. If we lose a significant customer, our sales could decline and our business will be harmed. In addition, if sales to some customers decrease or those customers complete or delay purchasing requirements for new or expanded fabrication facilities, our business could be harmed. For example, Intel has recently announced a decision to diversify its supplier base and may decrease its purchases from us in the future.

OUR LONG AND VARIABLE SALES CYCLE DEPENDS ON MANY FACTORS OUTSIDE OF OUR CONTROL AND COULD CAUSE US TO EXPEND SIGNIFICANT TIME AND RESOURCES PRIOR TO EARNING ASSOCIATED REVENUES.

Sales of our systems depend, in part, upon the decision of prospective customers to increase manufacturing capacity by expanding existing manufacturing facilities or building new facilities. Because facilitization of these plants requires significant capital commitment, equipment qualification and equipment installation, we often experience delays in finalizing these sales following initial system qualification. Due to these and other factors, our systems typically have a lengthy and variable sales cycle during which we may expend substantial funds and management effort to secure final sale and installation of our products.

The length of the sales cycle may increase if customers centralize purchasing decisions or if they delay purchase decisions in periods of industry downturns. The lengthy sales cycles may also intensify the evaluation process, which may increase sales and marketing expenditures, exposing us to risks, including obsolescence, fluctuations and the resulting difficulties in forecasting operating results.

THE COMPLEXITY OF OUR SYSTEMS MAY RESULT IN A SIGNIFICANT DELAY BETWEEN THE INITIAL INTRODUCTION OF OUR SYSTEMS AND THE COMMENCEMENT OF VOLUME PRODUCTION.

The large number of components in, and the complexity of, our systems can lead to significant delays between the initial introduction of our systems and the commencement of volume production. As is typical in the semiconductor capital equipment market, we experience occasional delays in the introduction of some of our systems and enhancements, and we may continue to experience delays in the future. We have experienced and will continue to experience technical, quality and manufacturing difficulties with some of our systems and enhancements. Any delay in the introduction of our systems could cause us to lose revenue, incur substantial expenses and harm our reputation. In addition, if new products have reliability or quality problems, our operating results will be harmed because of additional expenses, such as service and warranty expenses.

OUR OPERATIONS ARE CHARACTERIZED BY THE NEED FOR CONTINUED INVESTMENT IN RESEARCH AND DEVELOPMENT AND, AS A RESULT, OUR ABILITY TO REDUCE COSTS IS LIMITED.

Our operations are characterized by the need for continued investment in research and development. If our revenues are below expectations, our operating results could be harmed because our ability to reduce these costs while remaining competitive is limited. In addition, because of our emphasis on research and development and technological innovation, there can be no assurance that our operating costs will not increase in the future. We expect the level of research and development expenses to increase in the near future in absolute dollar terms.

THE SEMICONDUCTOR CAPITAL EQUIPMENT INDUSTRY IS INTENSELY COMPETITIVE, WHICH COULD IMPAIR SALES OF OUR PRODUCTS AND HARM OUR REVENUES AND RESULTS OF OPERATIONS.

We operate in the highly competitive semiconductor capital equipment industry and face competition from a number of companies, including Eaton Corporation, Mattson Technology, Plasma Systems and ULVAC, some of which have greater financial, engineering, manufacturing, marketing and customer support resources and broader product offerings than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which could impair sales of our products. Moreover, there has been significant merger and acquisition activity among our competitors and potential competitors, particularly during the recent downturn in the semiconductor device and semiconductor capital equipment industries. These transactions by our competitors and potential competitors may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs. Many of our customers and potential customers in the semiconductor device manufacturing industry are large companies that require global support and service for their semiconductor capital equipment. While we believe that our global support and service infrastructure is sufficient to meet the needs of our current customers, future or existing competitors may have more extensive infrastructures than we do, or better infrastructures in particular geographic regions, which could place us at a disadvantage when competing for the business of global semiconductor device manufacturers.

In addition, because we rely on sales of our dry chemistry processing equipment, we may be at a disadvantage to some competitors that offer more diversified product lines. We believe that we will continue to face competition from current and new suppliers employing other technologies, such as wet chemistry, traditional dry chemistry and other techniques, as those competitors attempt to extend the capabilities of their existing products.

Furthermore, many of our competitors invest heavily in the development of new systems that will compete directly with ours. We expect our competitors in each product area to continue to improve the design and performance of their products and to introduce new products with competitive prices and performance characteristics. Our systems may not be able compete successfully with those of our competitors. Increased competitive pressure has led and may continue to lead to reduced demand and lower prices for some of our products, which could harm our business.

Competitors of our LCD division in Japan include Japan-based companies and Japan-based joint ventures who manufacture alternative technologies and are well established in Japan. At any time they could enter our markets with improved technologies or with systems that directly compete with our LCD division.

OUR FUTURE DEPENDS ON OUR ABILITY TO FURTHER PENETRATE THE ASIA/PACIFIC MARKET, WHICH CONSISTS OF JAPAN, KOREA, SINGAPORE AND TAIWAN.

For the first six months of fiscal 2000 and for fiscal 1999, the Asia/Pacific market represented 27% and 26%, respectively, of our total net sales, while the Asia/Pacific market represents 57% of the worldwide semiconductor capital equipment industry. Some of our competitors have products that are targeted to address the need for low-cost, high-throughput equipment found in Taiwan foundries. Some of our competitors also have well entrenched positions in these markets as a result of long personal relationships, robust infrastructures and experienced management teams. We may not be able to displace our entrenched competitors. As a result, our market share and overall global competitive position may be harmed, and the future growth of our business may be limited. Our efforts to further penetrate these increasingly important Pacific Rim markets may not be successful.

WE ARE DEPENDENT ON INTERNATIONAL SALES AND SUBJECT TO THE RISKS OF INTERNATIONAL BUSINESS.

International sales accounted for 46% of our total net sales for the first six months of fiscal 2000 and 46% in fiscal year 1999, 45% in fiscal year 1998 and 55% in fiscal year 1997. As a result of our expanded international operations, we anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to a number of risks, including:

     - unexpected changes in regulatory requirements;
     - difficulty in satisfying existing regulatory requirements;
     - exchange rates;
     - foreign currency fluctuations;
     - tariffs and other barriers;
     - political and economic instability;
     - potentially adverse tax consequences;
     - outbreaks of hostilities;
     - difficulties in accounts receivable collection;
     - longer collection cycles;
     - difficulties in managing distributors or representatives; and
     - difficulties in staffing and managing foreign subsidiary and branch operations.

We are also subject to the risks associated with the imposition of domestic and foreign legislation and regulations relating to the import or export of semiconductor equipment. We cannot predict if the import or export of our products will be subject to tariffs, quotas, duties, taxes or other charges or restrictions imposed by the United States or any other country in the future.

In addition, Taiwan accounts for a growing portion of the world's semiconductor manufacturing. There are currently strained relations between China and Taiwan. Any adverse development in those relations could significantly impact the worldwide production of semiconductors, which would lead to reduced sales of our products and harm our operating results.

WE ARE HIGHLY DEPENDENT ON OUR KEY PERSONNEL AND THEY MAY BE DIFFICULT TO
REPLACE.

Our success depends to a large extent upon the efforts and abilities of our key managerial and technical employees. The loss of key employees could limit our ability to develop new products and adapt existing products to our customers' evolving requirements and result in lost sales and diversion of management resources. We have no employment agreements preventing our officers or key employees from joining our competitors or competing with us. Furthermore, much of our competitive advantage and intellectual property is based on the expertise, experience and know-how of our key personnel regarding our technologies, systems and products. If we are unable to retain our key personnel, or if any of our key personnel join a competitor or otherwise compete with us, our business and operating results could be harmed.

OUR FUTURE PERFORMANCE DEPENDS ON OUR ABILITY TO ATTRACT KEY PERSONNEL.

Our growth depends in part on our ability to attract and retain qualified management, engineering, financial and accounting, technical, marketing and sales and support personnel for our operations. Competition for personnel is intense, particularly in Northern California where we are based. We may not be successful in attracting or retaining personnel, which could harm our business.

IF WE ARE FOUND TO INFRINGE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, OUR BUSINESS MAY BE HARMED.

As is typical in the semiconductor industry, we occasionally receive notices from third parties alleging infringement claims. Although we have no significant claims or lawsuits regarding any possible infringement claims currently filed against us, there can be no assurance that infringement claims by third parties, or claims for indemnification by our customers resulting from infringement claims, will not be asserted against us in the future. These assertions, whether or not proven to be true, could harm our business.

If any claims are asserted against us, we may seek to obtain a license under the third party's intellectual property rights. However, whether such a license would be available to us at all, or on terms acceptable to us, is unclear. Any license would likely increase our expenses. We could also decide to resort to litigation to challenge claims or enforce our intellectual property rights.

Litigation against us, even if unsuccessful, could be very expensive and time consuming and could harm our business.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS MAY BE HARMED.

We attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures. However, there can be no assurance that we will be able to protect our technology adequately or that competitors will not independently develop similar technology. Nor can we be sure that any of our pending patent applications will be issued or that foreign intellectual property laws will protect our intellectual property rights. Our issued patents could be challenged, invalidated or circumvented and the rights granted may not provide us with competitive advantages. Furthermore, we cannot be certain that others will not independently develop similar products, duplicate our products or design around our patents or patent applications.

IF WE ENGAGE IN ACQUISITIONS, WE WILL INCUR A VARIETY OF EXPENSES, AND WE MAY NOT BE ABLE TO REALIZE THE ANTICIPATED BENEFITS.

In the future, we may pursue acquisitions of additional product lines, technologies or businesses. We may have to issue debt or equity securities to pay for future acquisitions, which could be dilutive, and in the case of debt would have to be repaid, and could harm our business. In addition, we have limited experience in the acquisition process. Acquisitions involve a number of risks, including:

     - difficulties in and costs associated with the assimilation of the operations, technologies;
     - personnel and products of the acquired companies;
     - assumption of known or unknown liabilities or other unanticipated events or circumstances;
     - diversion of management's attention;
     - risks of entering markets in which we have limited or no experience; and
     - potential loss of key employees.

From time to time, we have engaged in preliminary discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. However, there are currently no commitments or agreements with respect to any acquisitions.

WE PRODUCE A MAJORITY OF OUR PRODUCTS AT A SINGLE FACILITY AND ANY DISRUPTION IN THE OPERATIONS OF THAT FACILITY COULD HARM OUR BUSINESS.

We produce most of our products in our manufacturing facility located in San Jose, California. Our manufacturing processes are highly complex and require sophisticated and costly equipment and a specially designed facility. As a result, any prolonged disruption in the operations of our manufacturing facility, whether due to technical or labor difficulties, destruction of or damage to this facility as a result of an earthquake, fire or any other reason, could harm our business, financial condition or results of operations. Furthermore, San Jose is located on a primary fault line. We currently do not have a disaster recovery plan and do not carry sufficient business interruption insurance to compensate us for losses that may occur.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR PRODUCTS, AND THE LOSS OF ANY SUPPLIER MAY HARM OUR BUSINESS.

We purchase a number of components and subassemblies necessary for manufacturing our systems from a limited number of suppliers and in some instances a sole supplier. Specifically, we rely on a limited number of suppliers for robotics, microwave power supplies and platens, and on single sources for magnetrons and microwave applicators used in our products. Our LCD division in Japan is heavily dependent on a single supplier for quartz fabrication used in its LPCVD systems.

We are exploring alternative sources for these critical materials. In addition, we have been establishing longer term contracts with some of these suppliers to mitigate the potential risks of shortages, lack of control over pricing and delays in delivery of components and subassemblies. However, we are also increasingly relying on outside vendors to manufacture components and subassemblies.

Our reliance on sole or a limited number of suppliers and our increasing reliance on subcontractors involve several risks, including shortages, lack of control over pricing and delays in delivery of components and subassemblies. Because our manufacturing process is typically a complex process and requires long lead times, there may be delays or shortages caused by suppliers in the future. Some of our suppliers may have relatively limited financial and other resources, which could impact their ability to deliver products in a timely manner. Inadequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture necessary components internally could significantly delay shipments, which could damage relationships with current and prospective customers and harm our business.

A NEW ACCOUNTING PRONOUNCEMENT MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." As a result of this pronouncement, companies will be required to recognize revenue only when they substantially complete the applicable sales agreements, which will typically occur upon customer acceptance. This pronouncement particularly impacts the semiconductor manufacturing industry and the semiconductor capital equipment industry. Historically, the industry has recognized revenue upon shipment, and we have consistently applied this revenue recognition policy. In compliance with this pronouncement, we will adopt the accounting change in revenue recognition in the first fiscal quarter of 2001, which we expect to have a significant effect on our operating results in the first quarter. Furthermore, adoption of this pronouncement will impact the comparability of our financial statements from period to period, relationships with customers and internal procedures and controls.

IF WE CANNOT SUCCESSFULLY EXPAND OUR OPERATIONS AND MANAGEMENT SYSTEMS, WE MAY NOT BE ABLE TO GROW OR MAINTAIN OUR BUSINESS.

Sales growth and expansion in the scope of our operations in the past placed a considerable strain on our operations and management systems. To effectively deal with changes brought on by the cyclical nature of the industry, we may be required to initiate an extensive reevaluation of our operating and financial systems, procedures and controls. We will continue to upgrade and implement new management systems as required. If we do not succeed in these efforts, we may not be able to grow or maintain our business, and our business may be harmed.

OUR OFFICERS, DIRECTORS AND RELATED FAMILY MEMBERS CAN CONTROL THE OUTCOME OF MATTERS REQUIRING STOCKHOLDER APPROVAL.

As of March 31, 2000, our officers, directors and members of their families who may be deemed affiliates of such persons, beneficially owned approximately 20.2% of our outstanding shares of common stock. Accordingly, these stockholders will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. Such a high level of ownership by these persons or entities could have a significant effect in delaying, deferring or preventing a change in control and may impact the voting power and other rights of other holders of common stock.

ANTI-TAKEOVER PROVISIONS CONTAINED IN OUR CHARTER DOCUMENTS AND UNDER DELAWARE LAW COULD DELAY, IMPAIR OR PREVENT A CHANGE IN CONTROL.

Provisions of our Certificate of Incorporation, 1994 Stock Option/Stock Issuance Plan, Bylaws and Delaware law may discourage transactions involving a change in control. Our Certificate of Incorporation and Bylaws contain provisions that limit liability and provide indemnification of our directors and officers and provide that our stockholders can take action only at a duly called annual or special meeting of stockholders. These provisions may have the effect of deterring hostile takeovers or delaying changes in the control or management of us. In addition, the ability of our board of directors to issue preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control.

The Delaware anti-takeover law restricts business combinations with some stockholders once the stockholder acquires 15% or more of our common stock. The Delaware statute makes it more difficult for our company to be acquired without the consent of our board of directors and management. We are also subject to the provisions of Section 203 of the Delaware General Corporation Law prohibiting, under various circumstances, publicly-held Delaware corporations from engaging in business combinations with interested stockholders for a specified period of time without the approval of the holders of substantially all of its outstanding voting stock. These provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if these events could be beneficial, in the short-term, to the interests of the stockholders. In addition, these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

OUR FAILURE TO COMPLY WITH CURRENT OR FUTURE ENVIRONMENTAL REGULATIONS COULD HARM OUR BUSINESS.

We are subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products. We believe that we are currently in compliance, in all material respects, with these regulations and that we have obtained all necessary environmental permits to conduct our business. Nevertheless, the failure to comply with current or future regulations could result in substantial fines being imposed on us, suspension of production, alteration of our manufacturing process or cessation of operations. These regulations could require us to acquire expensive remediation equipment or to incur substantial expenses to comply with environmental regulations. Our failure to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject us to significant liabilities and could harm our business.

ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

INTEREST RATE RISK

Our exposure to market risk for change in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We invest in high-credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in our policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk.

We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

                                                                               Fiscal Years
        Cash equivalents and short-term investments                          2000          2001
        -------------------------------------------------------------- ------------- -------------
           Fixed rate short-term investments                                $18,607        $4,244
           Average interest rate                                              5.97%         6.18%

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  We are not a party to any material litigation.

ITEM 2.           CHANGES IN SECURITIES

                  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

                  The following proposals were voted upon by our stockholders at our Annual Meeting of Stockholders held on March 10, 2000.

                  1. The following six directors nominated to serve until the next Annual Meeting or until their successors are elected and qualified, were elected by the stockholders.

                                                                         VOTES                            BROKER
                                                     VOTES FOR           WITHHELD       ABSTENTIONS       NON-VOTES
                   Dave Toole                          13,028,419            634,159         -                 -
                   F. Joseph Van Poppelen              13,028,419            634,159         -                 -
                   Kenneth M. Thompson                 13,028,419            634,159         -                 -
                   Monte M. Toole                      13,028,419            634,159         -                 -
                   Kenneth Schroeder                   13,028,419            634,159         -                 -
                   Asuri Raghavan                      13,028,419            634,159         -                 -

                  2. An amendment to our 1994 Stock Option/Stock Issuance Plan
                     (the "Option Plan") to increase the maximum number of shares of Common Stock authorized for issuance over the term of the Option Plan from 3,100,000 shares to 3,650,000 shares and to amend the vesting provisions of the 7,500 share automatic grants to non-employee directors so that such grants will be fully exercisable and vested as of the grant date was approved with 13,662,578 of our voting securities voted on the matter, of which 8,597,112 were voted for the proposal, 5,050,794 were voted against, 14,672 were abstained from voting and there were no broker non-votes.

                  3. A proposal to ratify the appointment of Arthur Andersen LLP as our independent auditors for the fiscal year ending September 30, 2000, was approved with 13,602,578 shares of our voting securities voting on the matter, of which 13,636,640 were voted for the proposal, 9,093 were voted against, 16,845 were abstained from voting and there were no broker non-votes.

ITEM 5.           OTHER INFORMATION.

                  On April 10, 2000, we filed a registration statement on Form S-3 for a proposed follow-on equity public offering.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

           (a)    The following exhibits are filed herewith:

                  Exhibit 27             Financial Data Schedule

                  Exhibit 10.22 Loan Agreement dated March 31, 2000 between Registrant and Bank of Tokyo-Mitsubishi

                  Exhibit 10.23 Form of Light Industrial Lease between Teachers and Annuity Association of America and the Registrant for office space at 2730-2760 Junction Avenue and 404-410 East Plumeria Drive, San Jose, California

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           GASONICS INTERNATIONAL CORPORATION
                           (Registrant)

                                                    /s/Rammy Rasmussen
                                                    ---------------------------
Date:    May 5, 2000                         By:    Rammy Rasmussen
                                                    Vice President, Finance
                                                    Chief Financial Officer and
                                                    Secretary (signing on behalf
                                                    of the Registrant and as
                                                    principal financial officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER                      DESCRIPTION                   SEQUENTIALLY
                                                                  NUMBERED
                                                                  PAGE
10.22             Loan Agreement dated March 31, 2000 between Registrant and
                  Bank of Tokyo-Mitsubishi

10.23             Amendment to Form of Light Industrial Lease between Teachers
                  Insurance and Annuity Association of America and the Registrant for office space

27                Financial Data Schedule