Form 10-Q
period 2000-06-30
GASONICS INTERNATIONAL CORP
filed 2000-08-08
CIK 918647

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)


/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to ______________________

            Commission file number: 0-23372
                                    -------

                       GASONICS INTERNATIONAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                               94-2159729
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


   2730 Junction Avenue, San Jose, California                            95134
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code   (408) 570-7000
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

     At August 3, 2000, there were 16,812,869 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                       GASONICS INTERNATIONAL CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                                                            PAGE NO.
                                                                                                            --------
PART I. FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements                                                    3

                  Condensed Consolidated Balance Sheets as of June 30, 2000
                  and September 30, 1999                                                                         3

                  Condensed Consolidated Statements of Operations for the three and
                  nine month periods ended June 30, 2000 and 1999                                                4

                  Condensed Consolidated Statements of Cash Flows for the nine
                  month periods ended June 30, 2000 and 1999                                                     5

                  Notes to Condensed Consolidated Financial Statements                                           6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                     10

Item 2A.          Quantitative and Qualitative Disclosure about Market Risks                                    26

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                             27

Item 2.           Changes in Securities                                                                         27

Item 3.           Defaults Upon Senior Securities                                                               27

Item 4.           Submission of Matters to a Vote of Securityholders                                            27

Item 5.           Other Information                                                                             27

Item 6.           Exhibits and Reports on Form 8-K                                                              27

SIGNATURES                                                                                                      28

Exhibit Index                                                                                                   29


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                        GASONICS INTERNATIONAL CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)

                                                                      JUNE 30,                      Sept. 30,
                                                                        2000                          1999
                                                                   ----------------               --------------
ASSETS                                                               (UNAUDITED)
Current assets:
     Cash and cash equivalents                                            $ 66,755                     $ 16,858
     Marketable securities                                                  17,738                       10,899
     Trade accounts receivable, net                                         32,108                       18,986
     Inventories                                                            25,698                       16,523
     Net deferred tax asset                                                  5,697                        5,697
     Prepaid expenses and other current assets                               4,386                        3,197
                                                                    ---------------               --------------
          Total current assets                                             152,382                       72,160

Property and equipment, net                                                 10,359                       11,266
Deposits and other assets                                                      555                          782
                                                                    ---------------               --------------
          Total assets                                                   $ 163,296                     $ 84,208
                                                                    ===============               ==============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under credit facility                                    $   5,382                     $  2,832
     Accounts payable                                                       15,068                        5,691
     Income taxes payable                                                    4,859                        4,616
     Accrued expenses                                                       14,514                        9,446
                                                                    ---------------               --------------
          Total current liabilities                                         39,823                       22,585
                                                                    ---------------               --------------

Stockholders' equity:
     Common stock and
          additional paid-in capital                                        91,066                       40,637
     Treasury stock (see Note 8)                                            (2,639)                      (2,639)
     Subscription receivable                                                   (10)                         (26)
     Unrealized gain/loss on investment                                       (109)                           -
     Retained earnings                                                      35,165                       23,651
                                                                    ---------------               --------------
          Total stockholders' equity                                       123,473                       61,623
                                                                    ---------------               --------------
          Total liabilities and stockholders' equity                     $ 163,296                     $ 84,208
                                                                    ===============               ==============

                             See accompanying notes.

                      GASONICS INTERNATIONAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                          JUNE 30,                          JUNE 30,
                                                              ---------------------------------   ------------------------------
                                                                      2000             1999           2000            1999
                                                              ------------------ --------------   --------------  --------------
Net sales                                                            $ 43,863         $ 17,902        $ 103,171        $ 41,139
Cost of sales                                                          23,512           10,280           56,584          26,808
                                                              ----------------   --------------   --------------  --------------
     Gross margin                                                      20,351            7,622           46,587          14,331
                                                              ----------------   --------------   --------------  --------------

Operating expenses:
     Costs associated with reduction in force                               -                -                -             407
     Research & development                                             5,266            4,151           14,357          13,449
     Selling, general & administrative                                  8,726            5,454           21,358          15,893
                                                              ----------------   --------------   --------------  --------------
          Total operating expenses                                     13,992            9,605           35,715          29,749
                                                              ----------------   --------------   --------------  --------------

          Operating income (loss)                                       6,359           (1,983)          10,872         (15,418)

Other income and expenses, net                                            710              362            1,395             939
                                                              ----------------   --------------   --------------  --------------

Income (loss) before provision for income taxes                         7,069           (1,621)          12,267         (14,479)

     Provision for income taxes                                          (495)               -             (753)              -
                                                              -----------------  --------------   --------------- --------------
Net income (loss)                                                     $ 6,574         $ (1,621)        $ 11,514        $(14,479)
                                                              ================   ==============   =============== ==============

Net income (loss) per share - Basic                                   $  0.43         $  (0.11)        $   0.78        $  (1.01)
                                                              ================   ==============   =============== ==============

Net income (loss) per share - Diluted                                 $  0.40         $  (0.11)        $   0.72        $  (1.01)
                                                              ================   ==============   =============== ==============

Weighted average common shares                                         15,422           14,363           14,824          14,287
                                                              ================   ==============   =============== ==============

Weighted average common &
common equivalent shares                                               16,555           14,363           15,924          14,287
                                                              ================   ==============   =============== ==============

                             See accompanying notes.

                        GASONICS INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                                JUNE 30,
                                                                                   ----------------------------------
                                                                                       2000                 1999
                                                                                   -------------        -------------
Cash flows from operating activities:
        Net cash provided by (used for) operating activities                            $ 6,025              $(4,222)
                                                                                   -------------        --------------

Cash flows from investing activities:
     Purchases of property & equipment                                                   (2,175)                (867)
      Decrease (increase) in marketable securities                                       (6,948)               5,823
                                                                                   --------------       -------------
        Net cash provided by (used for) investing activities                             (9,123)               4,956
                                                                                   --------------       -------------

Cash flows from financing activities:
     Increase in borrowings under credit facility                                         2,550                  299
     Repurchase of common stock                                                               -               (1,255)
     Proceeds from follow-on offering, net                                               47,612                    -
     Proceeds from issuance of common stock                                               2,833                2,620
                                                                                   -------------        -------------
        Net cash provided by financing activities                                        52,995                1,664
                                                                                   -------------        -------------

Net increase in cash and cash equivalents                                                49,897                2,398
Cash & cash equivalents at beginning of period                                           16,858               14,698
                                                                                   -------------        -------------
Cash & cash equivalents at end of period                                                $66,755              $17,096
                                                                                   =============        =============

                             See accompanying notes.

                       GASONICS INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by us without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position and our results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The results of operations for the nine months ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year. Such financial statements should be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended September 30, 1999 and quarterly reports on Form 10-Q for the periods ending December 31, 1999 and March 31, 2000.

2. INVENTORIES

Inventories consist of the following (in thousands):

                                                            June 30,                September 30,
                                                              2000                      1999
                                                       -------------------        ------------------
                                                          (unaudited)
              Raw Materials                                       $11,167                   $ 7,784
              Work in Process                                       9,672                     5,409
              Finished Goods                                        4,859                     3,330
                                                       -------------------        ------------------
                                                                  $25,698                   $16,523
                                                       ===================        ==================

3. RECONCILIATION OF EARNINGS AND SHARE AMOUNTS USED IN EPS CALCULATION

Net income (loss) per share data has been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options (using the treasury stock method).

Effective December 31, 1997, we adopted SFAS No. 128, "Earnings per Share." Basic earnings per common share for the three and nine month periods ended June 30, 2000 and 1999 were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share for the three and nine month periods ended June 30, 2000 and 1999, were calculated using the treasury stock method to compute the weighted average common stock outstanding (in thousands, except per share data).

----------------------------------------------------------------------------------------------------------------------
                                                                                                         PER SHARE
FOR THE THREE MONTHS ENDED JUNE 30, 2000                            INCOME             SHARES              AMOUNT
----------------------------------------------------------------------------------------------------------------------
Net income                                                     $   6,574

BASIC EARNINGS PER SHARE
Income available to common stockholders                        $   6,574              15,422              $ 0.43

Effect of Dilutive Securities:
Options issued to purchase Common stock                                                1,133
DILUTED EARNINGS PER SHARE
Income available to common stockholders                        $   6,574              16,555              $ 0.40

----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
                                                                                                         PER SHARE
FOR THE THREE MONTHS ENDED JUNE 30, 1999                             LOSS             SHARES              AMOUNT
-------------------------------------------------------------- ----------------- -------------------- ----------------
Net loss                                                        $ (1,621)

BASIC AND DILUTED LOSS PER SHARE
Loss to common stockholders                                     $ (1,621)             14,363             $ (0.11)

----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
                                                                                                         PER SHARE
FOR THE NINE MONTHS ENDED JUNE 30, 2000                          INCOME                SHARES             AMOUNT
----------------------------------------------------------------------------------------------------------------------
Net income                                                      $ 11,514

BASIC EARNINGS PER SHARE
Income available to common stockholders                         $ 11,514              14,824              $ 0.78

Effect of Dilutive Securities:
Options issued to purchase Common stock                                                1,100
DILUTED EARNINGS PER SHARE
Income available to common stockholders                         $ 11,514              15,924              $ 0.72

----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
                                                                                                         PER SHARE
FOR THE NINE MONTHS ENDED JUNE 30, 1999                             LOSS               SHARES             AMOUNT
----------------------------------------------------------------------------------------------------------------------
Net loss                                                        $(14,479)

BASIC AND DILUTED LOSS PER SHARE
Loss to common stockholders                                     $(14,479)               14,287            $(1.01)

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB No. 101 as required in the first quarter of fiscal 2001. When we adopt SAB No. 101, we will recognize revenue when we substantially complete the terms of the applicable sales arrangement, which generally occurs upon the customers' acceptance of the product. The adoption of SAB No.101 will have a significant impact on our revenue recognition policy because we currently recognize sales upon shipment with appropriate accruals of the associated costs. We expect SAB No. 101 to have a significant effect on our operating results in the first quarter. Furthermore, adoption of this pronouncement will impact the comparability of our financial statements from period to period, relationships with customers and internal procedures and controls. We are currently evaluating the effect on our financial statements.

5. SEGMENT REPORTING

In 1999, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect our results of operations or financial position, but did affect the disclosure of segment information. We are organized on the basis of products and services. All of our business units have been aggregated into one operating segment. Our service business is a separate operating segment: however, this segment does not meet the quantitative thresholds as prescribed in SFAS No. 131. As a result, in the opinion of management, no additional operating segment information is required to be disclosed.

6. COMPREHENSIVE INCOME

Effective December 31, 1998 we adopted SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and our components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. For the nine months ended June 30, 2000 and 1999, there were no material items of other comprehensive income (loss), thus comprehensive income for these periods did not differ materially from net income as reported in the accompanying financial statements.

7. CHARGES TAKEN DURING FISCAL YEAR 1999

The nine month period ended June 30, 1999 included pre-tax charges of approximately $407,000, related primarily to costs of a reduction in force completed in December 1998. As of December 31, 1999, these costs had been paid.

8. STOCK REPURCHASE PROGRAM

On December 16, 1998, our Board of Directors authorized a stock repurchase program. Under this program 500,000 shares of our Common Stock may be repurchased in the open market, from time-to-time at market prices not to exceed $15.00 per share using available cash. As of June 30, 2000, we had repurchased 200,000 shares of common stock in the open market at an aggregate cost of approximately $2.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements relating to future sales, gross margins, product development, operating expense levels, and the sufficiency of financial resources to support future operations, and are subject to the Safe Harbor provisions created by that statute. Such statements are based on current expectations that involve inherent risks and uncertainties, including those discussed below and under the heading "Risks Related to our Business" that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak as of the date hereof. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements presented in our 1999 Annual Report on Form 10-K and quarterly reports on Form 10-Q for the periods ended December 31, 1999 and March 31, 2000, available upon request, for a more complete understanding of our financial position, business and results of operations.

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

     -    inventory management;
     -    costs associated with new product introductions and enhancements;
     -    configuration and installation costs;
     -    delays, cancellations or rescheduling of customer orders;
     - underabsorption of manufacturing overhead and field service and support infrastructure;
     -    start-up inefficiencies associated with new products.

Our gross margin as a percentage of net sales for the third quarter and first nine months of fiscal 2000 has increased compared to the comparable periods of fiscal 1999. This increase is primarily due to increased utilization of our field service organization and manufacturing capability resulting from higher sales volume and product mix.

NET SALES. Net sales consist of revenues from system sales, spare part and upgrade sales and maintenance and support. Our net sales in the third quarter of fiscal 2000 increased 145% to $43.9 million compared to net sales of $17.9 million in the third quarter of fiscal 1999. For the nine month period ending June 30, 2000, our net sales increased approximately 151% to $103.2 million compared to net sales of $41.1 million for the same period last year. Increased demand across most geographies and products, including our new Iridia system, is the principal reason for our sales increase when compared to last fiscal year, during which the severe worldwide business slowdown in the semiconductor industry resulted in many IC manufacturers in nearly all geographic regions reducing and delaying capital equipment purchases. As a result of this improved business climate, we anticipate that quarter-to-quarter sales for at least the next two quarters will continue to increase compared to the third quarter of fiscal 2000, assuming the global semiconductor industry continues and sustains its recovery.

Sales to our customers in North America, Europe, Asia/Pacific and Japan, accounted for approximately 54%, 19%, 23% and 4%, respectively, of our total net sales for the nine months ended June 30, 2000, compared to 59%, 13%, 22% and 6%, respectively, of our total net sales for the same period in fiscal 1999. Our percentage of international sales will continue to fluctuate from period to period, but we anticipate that international sales will continue to account for a significant portion of our net sales.

GROSS MARGIN. Our gross margin as a percentage of net sales was 46.4% for the third quarter and 45.2% for the first nine months of fiscal 2000, compared to 42.5% and 34.8%, respectively, for the same periods of fiscal 1999. The increase in gross margin for both periods of fiscal 2000 compared to fiscal 1999 was primarily due to increased utilization of our field service organization and manufacturing capability resulting from higher sales volume and, a product mix that included a relatively high concentration of single chamber products that generally have higher gross margins than multi-chamber products. We continue to focus on our gross margin improvement programs, including the introduction of new value-added applications, features and options on our PEP and Iridia systems, targeted cost reduction programs and controlled spending. We expect that our gross margin rates for the next several quarters will be higher than prior year comparable periods and may be slightly higher than that reported in the third quarter of fiscal 2000 due to further utilization of field service and manufacturing capability, product cost reductions, and improved efficiencies in manufacturing. Our gross margins, however, will continue to be at risk and could be materially adversely impacted by inefficiencies associated with new product introductions, sales of lower margin flat panel display systems, competitive pricing pressures, the semiconductor industry and economic climate, changes in product mix and other factors.

COSTS ASSOCIATED WITH REDUCTION IN FORCE. In the first quarter of fiscal 1999, we reduced our workforce in response to market conditions and recorded a charge of $407,000 primarily for costs of severance compensation. As of December 31, 1999 the $407,000 had been paid.

RESEARCH AND DEVELOPMENT (R&D). Our R&D expenses as a percentage of net sales decreased to 12.0% and 13.9% in the third quarter and first nine months of fiscal 2000, respectively, compared to 23.2% and 32.7%, respectively, for the same periods of fiscal 1999. This decrease as a percentage of net sales is due primarily to comparatively higher sales volume in fiscal 2000. In absolute dollars, our R&D expenses for the third quarter of fiscal 2000 increased to $5.3 million from $4.2 million for the same period of fiscal 1999. For the nine-month period ended June 30, 2000, R&D expenses increased to $14.4 million from $13.4 million for the nine-month period ended June 30, 1999. The increase in absolute dollars in both fiscal 2000 periods is primarily the result of higher development costs associated with our 300mm product development program and new process development for our advanced photoresist and advanced clean applications. Our R&D expenses for the nine-month period ended June 30, 1999 included a $1.8 million charge for the accelerated write-off of equipment produced and used in connection with our first 300mm product development program. Additionally, our R&D expenses have increased in the current year periods compared to the same periods of last fiscal year due to the reduced work schedule that was in effect during the first half of fiscal 1999. This reduced work schedule which ended in April, 1999 was part of our cost reduction efforts taken as a result of poor business conditions attributable primarily to the industry downturn and ended in April, 1999.

We continue to focus our R&D efforts on areas where we believe we may be able to gain market share. In particular, we have focused our R&D spending on programs to support the expanding number of available applications that target our integrated clean strategy, the development of the 300mm platform and the support of the LCD flat panel business. In June 1999, we formally introduced the PEP Iridia which is a leading-edge solution targeting the growing market for application-specific photoresist and wafer cleaning steps. We anticipate that R&D spending in absolute dollars for the balance of fiscal year 2000 will increase compared to prior year periods. We believe this increase will primarily result from 300mm product development, new process applications primarily for integrated clean and joint development projects.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). Our SG&A expenses for the third quarter of fiscal 2000 increased to $8.7 million from $5.4 million in the third quarter of fiscal 1999 and increased to $21.4 million from $15.9 million for the nine month periods of fiscal 2000 and 1999, respectively. As a percentage of net sales, SG&A expenses decreased to 19.9% in the third quarter of fiscal 2000 from 30.5% in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, our SG&A expenses decreased to 20.7% from 38.6% in the same period last fiscal year. The percentage decrease in both periods is due primarily to higher sales volume in fiscal 2000 as compared to fiscal 1999. The increase in absolute spending was primarily attributable to higher labor costs pertaining to increases in personnel and salary rate increases, hiring and performance related incentive costs and other sales and marketing activities, specifically equipment demonstration and evaluation costs, sales commissions, and travel. Additionally, SG&A expenses in the third quarter and first nine months of fiscal 2000 were higher than fiscal 1999 due to the reduced work schedule that was in effect during the first half of fiscal 1999. We anticipate that our SG&A expenses for the remaining portion of fiscal 2000 will increase when compared to the same period last fiscal year due to continued hiring and other expenses needed to support the increased business levels that we are now experiencing.

OTHER INCOME (EXPENSE). Other income and expense generally consists of interest expense, interest income, currency translation gains and losses and royalty income. Interest expense of approximately $14,000 incurred in the third quarter and $43,000 for the first nine months of fiscal 2000 compared to $8,000 for the third quarter and $35,000 for the first nine months of fiscal 1999 is primarily the result of borrowings under short-term credit agreements from the Bank of Tokyo-Mitsubishi and Sumitomo Bank made to our wholly-owned subsidiary in Japan, GaSonics International Japan K.K., and due to an accounts receivable factoring arrangement in Japan. As of June 30, 2000, borrowings under these loan agreements totaled approximately 581 million yen, which was equivalent to approximately $5.4 million as of that date. Interest income received, which is primarily derived from our short-term investments, was approximately $668,000 and $1.3 million for the third quarter and nine-month period of fiscal 2000, respectively, compared to $330,000 and $834,000 for the same periods, respectively, of fiscal 1999. The increase in interest income in both periods of fiscal 2000 compared to the same periods last fiscal year results principally from increased cash balances and investments in marketable securities purchased with the net proceeds from our follow-on public offering in May 2000. Additionally, interest income for the first nine months of fiscal 2000 has increased as a result of changing our investment portfolio late last fiscal year from tax exempt securities to taxable securities due to net operating losses and an operating loss carry-forward. Foreign currency translations resulting in a net gain of approximately $15,000 and a net loss of approximately $38,000 were incurred during the third quarter and first nine months of fiscal 2000, respectively, due to fluctuations in currency exchange rates primarily in Japan. There was essentially no net impact of foreign currency translation for the third quarter last fiscal year and approximately $65,000 in net losses for the nine month period of fiscal 1999. Royalty income in connection with the sale of the industrial plasma cleaning products was approximately $43,000 and $137,000 for the third quarter and first nine months of fiscal 2000, respectively, compared to $67,000 and $245,000 for the comparable periods of fiscal 1999.

PROVISION FOR INCOME TAXES/BENEFITS. We recorded a provision for income taxes of $495,000 in the third quarter. As a percentage of pretax income, the tax provision was 7% compared to 5% last quarter. The increase in percentage is due to our latest projection of fiscal 2000 pretax income and how much it will exceed our net tax loss carry-forward that is available to offset certain future tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

During the third quarter of fiscal 2000, our cash, cash equivalents and marketable securities increased by approximately $56.7 million to $84.5 million at June 30, 2000 from $27.8 million at September 30, 1999. This increase in cash, cash equivalents and marketable securities primarily reflects the $46.7 million in net proceeds from the sale of Common Stock in our follow-on public offering in May 2000 and cash flows from operating activities. Operations provided cash of approximately $6.0 million for the nine month period ended June 30, 2000 compared to $4.2 million of cash used for operating activities in the same period last year. The change in cash flow from operations activities for the first nine months of fiscal 2000 compared to the same period last fiscal year is primarily the result of our return to profitability in fiscal 2000 compared to an operating loss for the same period last year, partly offset by uses of cash to fund receivables and inventory resulting from increased business levels.

Investing activities in the first nine months of fiscal 2000 used cash of approximately $9.1 million resulting from the net purchases of marketable securities of approximately $6.9 million and $2.2 million for the acquisition of equipment and programs in progress for improved operating and information systems. For the same period of fiscal 1999, investing activities provided cash of approximately $5.0 million resulting from the net sale of marketable securities of approximately $5.8 million and used cash of $867,000 primarily for improved operating and information systems and demonstration equipment.

Financing activities in the first nine months of fiscal 2000 provided cash of approximately $50.4 million that resulted from the sale of common stock in connection with our follow-on public offering in May 2000 and from the issuance of common stock in connection with our employee stock purchase and stock option programs. Additionally, $2.5 million in cash was provided from borrowings by GaSonics International Japan K.K. ("Gasonics K.K.") under its credit agreements with the Bank of Tokyo-Mitsubishi ("BTM") and Sumitomo Bank. For the first nine months of fiscal 1999, $2.6 million in cash was provided from the issuance of common stock under our stock purchase and option plans, $299,000 from borrowings by Gasonics K.K. under its overdraft credit agreement with BTM, and used cash of approximately $1.3 million for the open-market repurchase of 100,000 shares of our common stock.

At June 30, 2000, we had working capital of approximately $112.6 million compared to $49.6 million at September 30, 1999. Accounts receivable and inventory at June 30, 2000 increased by approximately $13.1 million and $9.2 million, respectively, from September 30, 1999. Our receivables increased primarily due to our higher sales levels in the current period and our inventory has increased due to increased demand for our products. We expect future inventory levels to fluctuate from period to period, and believe that because of the relatively long manufacturing cycle of our equipment, our investment in inventory will continue to require a significant portion of working capital. As a result of such investment in inventory, we may be subject to an increasing risk of inventory obsolescence, which could materially adversely affect our operating results.

At June 30, 2000, our principal sources of liquidity consisted of approximately $66.8 million of cash and cash equivalents, $17.7 million in marketable securities, and $20.0 million available under our unsecured working capital line of credit with Union Bank of California, the maturity date of which expires on March 31, 2001. A commercial letter of credit provision of $500,000 is also provided under the line of credit. This line of credit bears interest at the bank's LIBOR rate plus 1.25% per annum. Available borrowing under the credit line is reduced by the amount of outstanding letters of credit. As of June 30, 2000, except for $140,358 outstanding under the letter of credit provision, there were no borrowings under this line. This line of credit contains certain covenants, including covenants relating to financial ratios and tangible net worth, which we must maintain. As of June 30, 2000, we were in compliance with our bank covenants. Our wholly-owned Japanese subsidiary, GaSonics K.K., has an overdraft credit agreement with the Bank of Tokyo-Mitsubishi ("BTM") with an available credit line totaling 300 million Japanese yen which, as of June 30, 2000, is equivalent to approximately $2.8 million U.S. dollars. This overdraft credit facility was renewed on March 31, 2000, bears interest at a rate of 1.375% per annum and expires on March 31, 2001. As of June 30, 2000, GaSonics K.K. had borrowed 281 million yen under this credit facility, which is equivalent to approximately $2.6 million as of that date. Additionally, GaSonics K.K. has a basic credit agreement with BTM and Sumitomo Bank, which provides up to 200 million yen and 100 million yen, respectively, of credit issued in the form of notes payable. On February 29, 2000 and on May 2, 2000 notes payable were issued under this agreement totaling 200 million yen, which is equivalent to approximately $1.9 million. Both Notes bear interest at 1.5% per annum and expire on January 31, 2001. Both agreements with BTM are secured by a Letter of Guarantee issued by us. Under the credit agreement with Sumitomo Bank, an additional note payable was issued on June 20, 2000 for 100 million yen, which is equivalent to approximately $900,000, bears interest at 1.5% and expires on January 31,2001. The agreement with Sumitomo is not secured by a Letter of Guarantee from us.

We believe that our existing cash, cash equivalents, marketable securities and available lines of credit at June 30, 2000 are sufficient to meet our working capital cash requirements during the next twelve months. Beyond the next twelve months, we may require additional equity or debt financing to achieve our working capital or capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on reasonable terms.

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

We sell a significant proportion of our systems to a limited number of customers. Sales to our ten largest customers accounted for approximately 75% of our net sales in the first nine months of fiscal 2000, 69% in fiscal year 1999, 64% in fiscal year 1998 and 66% in fiscal year 1997. In the first nine months of fiscal 2000, Intel and Motorola each accounted for greater than 10% of our total net sales. In fiscal 1999, Intel accounted for greater than 10% of our net sales. In fiscal 1998, Intel and Motorola each accounted for more than 10% of our net sales. In fiscal 1997, Samsung, Promos Technologies and Intel each accounted for more than 10% of net sales. We expect that a high percentage of our net sales will continue to come from a limited number of customers.

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

OUR FUTURE DEPENDS ON OUR ABILITY TO FURTHER PENETRATE THE ASIA/PACIFIC MARKET, WHICH CONSISTS OF JAPAN, KOREA, SINGAPORE AND TAIWAN.

For the first nine months of fiscal 2000 and for fiscal 1999, the Asia/Pacific market represented 27% and 26%, respectively, of our total net sales, while the Asia/Pacific market represents 57% of the worldwide semiconductor capital equipment industry. Some of our competitors have products that are targeted to address the need for low-cost, high-throughput equipment found in Taiwan foundries. Some of our competitors also have well entrenched positions in these markets as a result of long personal relationships, robust infrastructures and experienced management teams. We may not be able to displace our entrenched competitors. As a result, our market share and overall global competitive position may be harmed, and the future growth of our business may be limited. Our efforts to further penetrate these increasingly important Pacific Rim markets may not be successful.

WE ARE DEPENDENT ON INTERNATIONAL SALES AND SUBJECT TO THE RISKS OF INTERNATIONAL BUSINESS.

International sales accounted for 46% of our total net sales for the first nine months of fiscal 2000 and 46% in fiscal year 1999, 45% in fiscal year 1998 and 55% in fiscal year 1997. As a result of our expanded international operations, we anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to a number of risks, including:

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

IF WE ENGAGE IN ACQUISITIONS, WE WILL INCUR A VARIETY OF EXPENSES, AND WE MAY NOT BE ABLE TO REALIZE THE ANTICIPATED BENEFITS.

We have recently announced our intent to acquire Gamma Precision Technologies ("GPT") and in the future, we may pursue additional acquisitions of additional product lines, technologies or businesses. We may have to issue debt or equity securities to pay for future acquisitions, which could be dilutive, and in the case of debt would have to be repaid, and could harm our business. In addition, we have limited experience in the acquisition process. Acquisitions involve a number of risks, including:

     - difficulties in and costs associated with the assimilation of the operations, technologies personnel and products of the acquired companies;
     - assumption of known or unknown liabilities or other unanticipated events or circumstances;
     -    diversion of management's attention;
     -    risks of entering markets in which we have limited or no experience;
          and
     -    potential loss of key employees.

From time to time, we have engaged in preliminary discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. However, other than our letter of intent with GPT, there are currently no commitments or agreements with respect to any acquisitions.

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

A NEW ACCOUNTING PRONOUNCEMENT MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." As a result of this pronouncement, companies will be required to recognize revenue only when they substantially complete the applicable sales agreements, which will typically occur upon customer acceptance. This pronouncement particularly impacts the semiconductor manufacturing industry and the semiconductor capital equipment industry. Historically, the industry has recognized revenue upon shipment, and we have consistently applied this revenue recognition policy. In compliance with this pronouncement, we will adopt the accounting change in revenue recognition in the first fiscal quarter of 2001, which we expect will have a significant effect on our operating results in our first quarter. Furthermore, adoption of this pronouncement will impact the comparability of our financial statements from period to period, as well as our contractual relationships with our customers and internal procedures and controls.

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

OUR OFFICERS, DIRECTORS AND RELATED FAMILY MEMBERS CAN CONTROL THE OUTCOME OF MATTERS REQUIRING STOCKHOLDER APPROVAL.

As of June 30, 2000, our officers, directors and members of their families who may be deemed affiliates of such persons, beneficially owned approximately 10.5% of our outstanding shares of common stock. Accordingly, these stockholders will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how our other stockholders may vote. Such a high level of ownership by these persons or entities could have a significant effect in delaying, deferring or preventing a change in control and may impact the voting power and other rights of other holders of common stock.

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

The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

                                                                               Fiscal Years
        Cash equivalents and short-term investments                          2000          2001
        -------------------------------------------------------------- ------------- -------------
           Fixed rate short-term investments                                $59,647       $12,946
           Average interest rate                                               6.42%         6.58%

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are not a party to any material litigation.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         On May 18, 2000, we completed our follow-on public offering of 2,003,000 shares of common stock at a price of $24.88 per share netting proceeds of approximately $46.7 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  The following exhibits are filed herewith:

         Exhibit 27          Financial Data Schedule

    (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           GASONICS INTERNATIONAL CORPORATION
                           (Registrant)




                                      /s/Rammy Rasmussen
                                      ------------------
Date:    August 7, 2000          By: Rammy Rasmussen
                                     Vice President, Finance
                                     Chief Financial Officer and Secretary
                                     (signing on behalf of the Registrant and as
                                     principal financial officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER                      DESCRIPTION                   SEQUENTIALLY
                                                                  NUMBERED
                                                                  PAGE
27                 Financial Data Schedule