Form 10-K
period 2000-09-30
GASONICS INTERNATIONAL CORP
filed 2000-12-26
CIK 918647

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED             COMMISSION FILE NUMBER
   SEPTEMBER 30, 2000                         0-22248

                            ------------------------
                       GASONICS INTERNATIONAL CORPORATION

               (Exact name of Registrant as specified in charter)

               DELAWARE                                     94-2159729
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

                             404 E. PLUMERIA DRIVE
                           SAN JOSE, CALIFORNIA 95134
                                 (408) 570-7400

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 12, 2000, as reported on The Nasdaq National Market was approximately $201,147,138. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of December 12, 2000, the Registrant had outstanding 17,499,274 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on or about March 9, 2001 (if our transaction with Novellus is not consummated) are incorporated by reference into Part III of this Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    We are a leading developer and global supplier of photoresist and residue removal solutions used in advanced semiconductor device manufacturing. We also provide high-pressure furnaces for the semiconductor and optical device industry and low-pressure chemical vapor deposition, or LPCVD, for the flat panel display, or FPD, industry. We market and sell our products to leading semiconductor device and FPD manufacturers worldwide including 15 of the top 20 semiconductor device manufacturers.

    Our technologically advanced systems offer a high degree of flexibility, reliability and serviceability. Our photoresist removal systems use our proprietary microwave downstream plasma technology, which is designed to increase yields in the manufacturing of semiconductor devices. Our proprietary microwave downstream processing technology offers our customers significant advantages over traditional techniques by reducing the damage that typically occurs to the wafer in the photoresist removal processes, thus increasing yield and reducing cost of ownership.

    Our residue removal systems use our proprietary microwave downstream plasma technology in concert with our directional RF plasma technology to remove photoresist and the most difficult to remove residues. These systems are designed to allow greater fab efficiency and reduced cost through a simplified process flow. In addition, these systems provide industry leading technology for the complex cleaning requirements associated with new materials, such as copper and low-k dielectrics, as well as for smaller line widths. To further address these new processing requirements for new materials and decreasing line widths, we have entered into joint development agreements with a number of customers and semiconductor equipment manufacturers.

    We began operations in 1968, incorporated in California in March 1971 and reincorporated in Delaware in March 1994. In February 1991, we acquired Branson International Plasma Corporation, a manufacturer of photoresist removal equipment. In August 1995, we acquired Tekisco, Ltd. of Tokyo, Japan, a manufacturer of LPCVC and thermal annealing equipment for the manufacture of FPDs.

    On September 13, 2000, we completed our acquisition of Gamma Precision Technology, Inc. ("GPT"), a global supplier of products and services used in the fabrication of advanced integrated circuits ("semiconductors" or "ICs").

    On October 25, 2000, we entered into an Agreement and Plan of Reorganization with Novellus Systems, Inc., a Delaware corporation and the leader in thin film deposition technology for the semiconductor industry. Novellus will acquire all outstanding shares of GaSonics in a stock-for-stock merger transaction. If the merger is completed, GaSonics would become a wholly-owned subsidiary of Novellus. Each share of GaSonics common stock outstanding as of the closing date will be converted into 0.52 shares of Novellus common stock on a fixed exchange ratio basis. The merger will be accounted for as a pooling transaction and is intended to qualify as a tax-free reorganization under IRS regulations. The transaction has been approved by the board of directors of both companies and is expected to formally close in the first quarter of 2001.

    Our principal executive offices are located at 404 East Plumeria Drive, San Jose, California 95134-1912. Our telephone number is (408) 570-7400.

INDUSTRY BACKGROUND

    Growth in the communications industry, particularly the Internet and mobile electronic devices, as well as growth in the traditional markets for semiconductors such as computers, automobiles and other consumer and industrial products have driven and we expect will continue to drive an increase in the demand for semiconductors. The growth in the semiconductor industry has also driven the growth of the semiconductor capital equipment industry, which consists of equipment for wafer manufacture and processing, including photoresist removal and residue removal equipment, and equipment for assembly, packaging and testing of semiconductors.

    The fabrication of semiconductor devices requires a large number of complex and repetitive processing steps, including deposition, photolithography and etch, to layer different materials and imprint various features on a single wafer. Prior to processing additional layers on the wafer, the photoresist and post-etch residues from the previous layer must be carefully removed in order to create a clean and functional foundation for deposition of the next layer. These processes between etch and deposition, often referred to as photoresist removal, or ashing, and residue removal are critical to the achievement of semiconductor manufacturers' fundamental goals, including improved device performance, higher yields and greater equipment effectiveness.

    The fabrication of advanced semiconductor devices, which offer increased capabilities, more power and greater performance, requires increasing numbers of photolithographic masking layers and corresponding photoresist removal and residue removal steps. For example, a typical one megabit Dynamic Random Access Memory, or DRAM, chip requires 11 masking steps, each with a corresponding photoresist and residue removal step. By comparison, a 64 megabit DRAM is expected to require between 20 and 25 masking steps. As line geometries, or feature sizes, of a semiconductor device continue to decrease from 0.25 micron to 0.18 micron, wafer cleanliness becomes increasingly important, and more difficult to obtain. In addition, new materials such as copper, low-k dielectrics, and deep ultraviolet photolithography resists, are complicating preparation of the wafer surface and photoresist removal and residue removal for subsequent masking steps. Because of these trends, the number and complexity of photoresist and residue removal systems per production line of advanced semiconductor devices are expected to increase. Consequently, the market for cleaning solutions is expected to grow more rapidly than the overall semiconductor or semiconductor capital equipment industries.

    In the 1970s, photoresist and residue were typically removed through wet chemistry processing, which immersed semiconductor devices into large liquid chemical baths. In the 1980s, dry chemistry processing, which utilizes gases to remove unwanted materials, began to replace wet chemistry processing for those advanced processing steps for which wet chemistry was no longer effective, such as photoresist removal. The dry chemistry processing alternative for photoresist removal has continued to become more widely used because this alternative is believed to offer significant cost of ownership savings as compared with wet chemistry processing, especially for complex semiconductor devices with small feature sizes. Wet chemistry processing also poses certain environmental concerns due to the risks associated with chemical storage, handling and disposal.

    Traditional dry chemistry photoresist processing involves the creation of plasma and exposure of the wafer to the plasma in a single chamber in order to remove the photoresist. However, because certain elements of the plasma can cause damage to the wafer, direct exposure of the wafer to the plasma results in reduced yield. This damage becomes increasingly problematic as feature sizes decrease and, at certain feature sizes, could result in significant reduced yield. Accordingly, the creation of the plasma must be separated from the wafer processing chamber.

    New interconnect materials, barrier layers, constantly evolving low-k dielectrics and new etch techniques are also creating unprecedented residue removal challenges that current wet chemistry technologies are not equipped to address. The same factors that prompted the shift from wet to dry photoresist removal is prompting the shift from wet to dry residue removal for specific applications. These factors include reduction and inconsistency in yield, the essential requirement for improved process control, the higher cost of ownership associated with wet process steps and the hazardous nature of wet chemicals. Semiconductor device manufacturers also want to reduce cost and simplify process flow by utilizing systems that combine multiple cleaning technologies.

THE GASONICS SOLUTION

    We are a leading developer and global supplier of photoresist and residue removal solutions used in advanced semiconductor device manufacturing. We also provide low pressure chemical vapor deposition for the FPD industry.

    We pioneered microwave downstream plasma technology in 1986 to address challenges in removing photoresist. Our microwave downstream plasma technology separates the creation of the plasma from its exposure to the wafer. We believe this technology offers our customers significant yield advantages by reducing the damage that typically occurs to the wafer in other plasma photoresist removal systems.

    We have leveraged our market leadership by providing advanced photoresist and residue removal systems that combine photoresist and residue removal technologies. These solutions utilize a combination of our proprietary microwave downstream processing technology along with directional RF plasma to remove photoresist and residues. These systems meet the challenges of decreased line geometries, increased wafer sizes, and new materials including copper and low-k dielectrics. These systems allow greater fab efficiency and reduced cost through a simplified process flow. Furthermore, our technologically advanced systems offer a high degree of flexibility, reliability and serviceability.

THE GASONICS STRATEGY

    Our objective is to be the leading supplier of photoresist and residue removal solutions for the advanced semiconductor device manufacturing industry. Key elements of our strategy include:

    EXTENDING TECHNOLOGICAL EXPERTISE. We believe we are a technological leader in providing photoresist and residue removal solutions to the advanced semiconductor device industry. We intend to continue to invest in research and development to extend our technology solutions to meet the increasingly complex cleaning requirements of our customers as a result of decreasing geometries, increased wafer size and the utilization of new materials such as copper and low-k dielectrics.

    EXPANDING LEADERSHIP IN PHOTORESIST AND RESIDUE REMOVAL SOLUTIONS. We believe we are a market leader for providing photoresist and residue removal solutions. Our PEP Iridia product, which combines our microwave downstream plasma and directional RF plasma technologies, integrates photoresist and residue removal capabilities in one chamber. This enables us to expand our portfolio of photoresist and residue removal applications to include new materials such as copper and low-k dielectric. These systems also allow greater fab efficiency and reduced cost through a simplified process flow.

    PROVIDING VERSATILE PROCESSING SYSTEMS. We focus on providing multi-chamber systems for a variety of process applications. This multi-chamber capability enables our customers to configure our products based on their process requirements. We also focus on providing flexible process chambers which allows us to incorporate different technologies within any given chamber for process optimization. We plan to continue to provide versatile processing systems as we move to next generation products.

    ENHANCING STRATEGIC CUSTOMER RELATIONSHIPS. Our longstanding relationships with leading worldwide semiconductor device manufacturers are critical to extend our position as a leading provider of photoresist and residue removal solutions used in the fabrication of advanced semiconductor devices. We intend to continue to focus our resources on our key customers in order to develop the process equipment solutions needed to manufacture the next generation of semiconductor devices. We also intend to build upon our relationship with leading FPD manufacturers to expand our market share within the FPD industry.

    As part of this focus, we believe that providing dedicated personnel at key customer facilities enables us to better understand the process requirements of our customers, design new fabrication process equipment and position ourselves as a principal vendor of volume equipment orders. In addition, we have a worldwide customer service and support infrastructure that enables us to supply parts and deploy support personnel to our customers quickly.

    FURTHER PENETRATING THE PACIFIC RIM MARKET. The Pacific Rim market for semiconductor device processing equipment represents over one-half of the total worldwide market. Although we have historically had lower market share in this region compared to the rest of the world, we have successfully penetrated a number of large customers in Korea, Singapore, Taiwan and Japan. We intend to continue to invest in regional infrastructure and to leverage our leadership position in photoresist and residue removal solutions to further penetrate the Pacific Rim markets.

TECHNOLOGY

    MICROWAVE DOWNSTREAM PLASMA PROCESSING. Our proprietary microwave downstream plasma processing technology is a dry chemistry process that uses elements created by plasma in order to remove photoresist and other materials on a wafer. In traditional dry chemistry processing, the plasma is created in the same chamber in which the active gases are exposed to the photoresist on the wafer. This method typically causes significant damage to the wafer because elements that result from the creation of the plasma react negatively with the wafer. In our system, the plasma is generated in one chamber and, using our proprietary technology, the active gases are separated from the rest of the plasma and introduced downstream into the wafer processing chamber. We believe the resulting reduction in damage to the wafer increases yield and lowers the total cost of ownership of the photoresist removal process equipment in the fabrication of advanced semiconductor devices.

    DIRECTIONAL RF PLASMA PROCESSING. Directional RF plasma technology in our Iridia product is a dry chemistry process that uses elements created by plasma which can be directed to the wafer surface. Unlike non-directional, isotropic technologies, this technology is designed to remove photoresist and other materials in high aspect ratio structures. Residues such as fluoropolymers that form on dielectric layers and carbonized resist surfaces, we believe is best removed with a directional plasma process.

    DUAL PLASMA SOURCE AND TEMPERATURE OPERATION. The combination of microwave downstream plasma and directional RF plasma sources in the same chamber, either together or separately, allow a high degree of flexibility in wafer processing. In addition, temperature flexibility along with dual plasma sources allows customers to combine photoresist and residue removal in the same chamber. Specifically, microwave processing is possible at higher temperatures
(250-300 DEG.C) or at lower temperatures (30-100 DEG.C) while RF processing is accomplished only in the lower temperature range. Dual source and temperature flexibility allow independent optimization of processes for a wide variety of process applications.

    INTERLACED, INDUCTIVELY COUPLED PLASMA SOURCE. Though our acquisition of Gamma Precision Technology (GPT), a new patented source technology provides additional benefits for many customer applications. The I(2)CP technology, utilized in the Gamma platform discussed below, lowers Cost of Consumables (CoC) by reducing quartz tube contamination; minimizes device damage possibilities by ensuring that the current return path is to the source, rather than the wafer; and allows much lower power plasma conditions, and therefore more application flexibility, than traditional Inductively Coupled Plasma sources.

PRODUCTS

    Our product line consists of photoresist and residue removal systems for the semiconductor device industry, high-pressure furnace systems for the semiconductor and optical device industry and LPCVD systems for the FPD industry.

    PERFORMANCE ENHANCEMENT PLATFORM, OR PEP. The PEP is a modular, multi-chamber system that enables our customers to configure our products based on their process requirements. The PEP's versatility provides a common platform for new technology introductions. It accommodates interchangeable process modules while delivering maximum utilization. The platform's architecture offers process flexibility through sequential, parallel or independent processing. We offer both the PEP 3510A and the PEP Plus 3510 for photoresist removal and the PEP Iridia for photoresist and residue removal.

    PEP 3510A. The PEP 3510A is a versatile photoresist removal system introduced in 1995. This system uses our proprietary microwave downstream plasma technology and is designed for clean, damage-free removal of photoresist. This system utilizes a combination of platen and lamp wafer heating resulting in high removal rates and uniformity.

    PEP Plus 3510. The PEP Plus 3510 is an enhanced version of the PEP 3510A product, introduced in March 2000 with shipment beginning in July 2000. It includes an advanced digital microwave power source and delivers improved photoresist removal rates. In addition, wafer transport and other reliability upgrades combine to reduce both cost of ownership and cost of consumables.

    PEP Iridia. The PEP Iridia is a versatile system combining photoresist and residue removal technologies. This system was introduced in June 1999. Iridia's Directional Downstream Plasma, or DDP, comprises a directional RF source paired with our proprietary downstream microwave source. This system also includes an integrated lamp module with our advanced, closed-loop wafer temperature control enabling multi-temperature processing in a single chamber. This system uses fluorine and reducing chemistries that provide flexibility in handling production needs, including high-dose implant strip, front-end-of-line cleans and back-end-of-line cleans, such as post-etch cleans for aluminum, copper and low-k dielectric interconnect structures.

    GAMMA PLATFORM. The Gamma platform, a new product resulting from the recent acquisition of Gamma Precision Technology, is characterized by its high throughput for bulk strip and high-dose-implant-strip applications. The platform comprises a single large chamber containing six process stations, each capable of different processing conditions. By sequentially processing wafers around the chamber without leaving the vacuum environment, the processing time associated with intra-chamber wafer transfer can be eliminated. Additionally the platform utilizes a unique approach to substrate loading by transferring batches of wafers into the system loadlock in a single pass.

    Gamma 2100. The Gamma 2100 is a high throughput 200mm wafer system for bulk strip and high-dose-implant-strip applications. This system, introduced in 1998, uses the patented I(2)CP technology to offer damage-free removal of photoresist. By combining a simple, reliable design with high productivity, the system achieves very low overall cost of ownership for strip applications.

    Gamma 2130. The 300mm version of the Gamma platform, the 2130 is a scale up of the proven Gamma 2100 and provides even higher throughput for both 200mm and 300mm strip applications. This system also uses the patented I(2)CP technology to offer damage-free removal of photoresist. By incorporating industry standard wafer handling systems with the Gamma platform's unique architecture, high productivity can be achieved.

    NEXT-GENERATION PLATFORM. Our next-generation platform is a modular multi-chamber system that enables customers to configure our products based on their process requirements. This platform packages advanced process technology, flexibility and high throughput in a compact footprint. The platform supports configurations of up to three independent process chambers in a space-efficient, linear layout for throughput and flexibility in handling 300mm wafer production needs. Each process chamber includes innovative features such as a patented load lock design, unique wafer transport sub-system and an integrated cooling station. The independent process chamber design on the 300mm platform accommodates direct transfer of photoresist removal processes from our large installed base of 200mm PEP systems.

    LPCVD SYSTEMS. In August 1995, we acquired Tekisco, Ltd., one of Japan's leading manufacturers of LPCVD systems for the FPD industry, to create our LCD Division. Our LPCVD systems have been sold to a number of leading Japanese and Korean FPD manufacturers. Our GX-2104 vertical low pressure chemical deposition system and our GX-2106 horizontal low pressure chemical deposition system provide uniform amorphous film deposition on large glass substrates (up to 600 X 720mm) for low temperature poly-silicon thin-film transistor LCD manufacturing.

    VERTICAL HIGH PRESSURE, OR VHP, DIFFUSION SYSTEM. Our VHP system is a fully automated, thermal processing, vertical high-pressure oxidation furnace. The VHP is well established in high-speed communication devices utilizing silicon germanium (SiGe), having received multiple orders for this application. We are also seeing fast growth in the optical components sector with several recent orders from leading optical companies worldwide. With the acceptance of VHP utility for SiGe business, establishment in the optical components market, and recent successes in ultra thin gate materials, we see growth potential for the use of high-pressure technology in future generations of semiconductor and optical devices.

    SPARE PARTS AND OTHER. We also provide a series of products including spare parts, retrofit and upgrade kits, contract and billable services, and training designed to support or enhance the capability of our installed base of systems.

CUSTOMERS

    We sell our products to leading semiconductor device manufacturers and FPD manufacturers located throughout the United States, Europe and the Asia/Pacific. In fiscal 2000, Intel accounted for approximately 27% of our net sales. In fiscal 1999, Intel accounted for approximately 23% of our net sales. Intel and Motorola accounted for approximately 20% and 11%, respectively, of fiscal 1998 net sales. We expect that sales of our products to large customers, including those listed above, will continue to account for a high percentage of our net sales in the foreseeable future. None of our customers has entered into a long-term agreement requiring them to purchase our products. Moreover, sales to some of our customers have decreased as those customers have completed or delayed purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising our largest customers has varied from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to customer departures from traditional buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could harm our business, financial condition and results of operations.

SALES, SERVICE AND CUSTOMER SUPPORT

    We believe our sales, service and process applications are critical to our success in establishing and maintaining long-term customer relationships and provide us with a competitive advantage in the process equipment market. Our sales, service and applications organizations develop close working relationships with customers in order to identify their current and future semiconductor equipment requirements and to assist customers in overcoming their technology challenges as they move to fabricating increasingly more complex devices.

    We market, sell and service our products domestically and internationally primarily through our marketing and direct sales and customer support organizations, including service, applications and logistics personnel. Our global infrastructure includes sales, service and process applications personnel, as well as spare part depots in all of the major semiconductor producing regions in the world such as the U.K., Ireland, France, Germany, Israel, Korea, Japan, Italy, Singapore and Taiwan. We maintain three third party representatives to sell and service our products. We have four United States sales and service centers located in Austin, Texas, Orlando, Florida, Mesa, Arizona and East Fishkill, New York in addition to our corporate headquarters in San Jose, California.

    Our field service and applications engineering personnel based throughout the United States, Europe and Asia/Pacific, directly support domestic and international equipment installations, process development, training, spare parts logistics, warranty service and post-warranty contract service. Our field service engineers include dedicated site-specific engineers contracted by certain customers. In support of our numerous field support centers located throughout the world, we also maintain a headquarters-based customer satisfaction organization.

    We generally offer standard warranty terms for two years on parts and labor on equipment sales. We also offer service contracts to our customers for continued maintenance of systems that are not covered by warranty.

    To provide customers with rapid access to replacement service parts, we have strategically placed inventory in sales and service centers, customers' sites, and distribution hubs in locations with a significant installed base. These satellite or mini-stock rooms are located in several European and Asian countries and in the eastern, central and western regions of the United States. In addition, the stock room at our headquarters in San Jose, California keeps buffer inventory to support offsite stock rooms in case of unexpectedly high-level demand from customers.

BACKLOG

    Backlog includes only those customer orders for systems for which we have accepted purchase order numbers and assigned shipment dates within twelve months as well as orders for spare parts and service and support of systems. Backlog for our systems, spare parts and service and support was approximately
$87.0 million and $21.1 million as of September 30, 2000 and 1999. The increase is due primarily to the upturn in the semiconductor industry that began in fiscal 1999. Historically, our backlog fluctuates significantly primarily as a result of the cyclical nature of construction and equipping of new semiconductor device fabrication facilities. The equipment requirements of new fabrication facilities cannot be determined with accuracy and, therefore, our backlog at any certain date is not necessarily indicative of future sales. In addition, our backlog at any particular date is not necessarily representative of actual sales for any succeeding period. We have in the past experienced, and will likely continue to experience, cancellations, deferrals and rescheduling of product orders.

MANUFACTURING

    Our manufacturing strategy is to produce high quality, cost-effective, and reliable systems and assemblies to support on-going and growing requirements for more environmentally friendly semiconductor processing equipment. In order to provide the best added value to our customers and to preserve standards in performance, we are placing emphasis on in-house system integration and test activities that require proprietary core technology or specialized knowledge and are increasing our outsourcing of routine fabrication and assembly to strategic suppliers. In addition, we have implemented a formalized reliability system to further strengthen the quality of our products.

    To measure and improve customer satisfaction with our products and service, metrics, such as cycle time, quality, installation discrepancies, on-time deliveries, backorders, employee flexibility and productivity, are monitored, measured and compared on a weekly basis.

RESEARCH AND DEVELOPMENT

    The markets for semiconductor manufacturing equipment, including the markets that utilize our equipment, are characterized by rapid technological development and product innovation. We intend to continue our commitment of substantial resources to research and development in photoresist and residue removal and LPCVD for existing and for new products.

    In order to maintain our long-term relationships with existing customers, we work to continuously improve our existing products and develop new products and technologies. Customers with large installed bases increasingly require their suppliers to improve existing products with respect to cost-of-ownership, reliability, and process capability to meet their future needs in order to avoid the long qualifying evaluations required with new equipment, which can be costly and risky. Our goal is to continue to develop new products and technologies to meet the changing needs of the marketplace.

    Historically, we have devoted a significant portion of our financial resources to research and development programs and expect to continue to allocate significant resources to these efforts. For fiscal 2000, 1999 and 1998, total research and development expenditures were approximately $20.2 million, $17.7 million and $20.5 million and represented approximately 13% of our total net sales in fiscal 2000, 28% of our total net sales in fiscal 1999, and 20% of total net sales in fiscal 1998. As of September 30, 2000, our research, development and engineering staff included 98 full-time employees.

COMPETITION

    The semiconductor capital equipment industry is intensely competitive. We currently experience intense competition worldwide from a number of leading foreign and domestic manufacturers, including Eaton Corporation, Mattson Technology, Inc., Plasma Systems and ULVAC. We believe that the semiconductor equipment industry will continue to be subject to increased consolidation, which will increase the number of larger, more powerful companies in the industry sector in which we compete. We expect our competitors to continue to develop, enhance or acquire competitive products that may offer improved price or performance features. New product announcements, introductions and enhancements by our competitors could cause a significant decline in sales or loss of market acceptance of our systems in addition to intense price competition or otherwise could make our systems or technology obsolete or noncompetitive. We also believe competition will continue from current and new suppliers employing other technologies, such as wet chemistry, traditional dry chemistry and other techniques. Increased competitive pressure may lead to reduced demand and lower prices for our products, thereby harming our business, financial condition and results of operations.

    The principal competitive elements in dry chemistry processing for photoresist and residue removal and etching are technological innovation, total cost-of-ownership, including yield, price, product performance and throughput capability, quality, and reliability, and customer service and support. Although we believe that we compete favorably in these areas, competitive product introductions could cause a decline in sales or loss of market acceptance of our existing products. In addition, by virtue of our reliance on sales of advanced dry chemistry processing equipment, we could be at a disadvantage compared to some competitors that offer more diversified product lines. We believe that to remain competitive we will have to commit significant financial resources to develop new product features and enhancements, to introduce next generation photoresist and residue removal products on a timely basis, and to maintain customer service and support centers worldwide.

INTELLECTUAL PROPERTY RIGHTS

    We hold U.S. patents, corresponding foreign patents and patent applications covering various aspects of our products and processes. Where appropriate, we intend to file additional patent applications on inventions resulting from our ongoing research and development and manufacturing activities to strengthen our intellectual property rights. In addition, we own several trademarks including the GaSonics name and others applicable to certain of our products. Nevertheless, we rely primarily on innovation, technological expertise and marketing abilities of our employees rather than patent, trademark, copyright or other intellectual property rights protection.

    Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that we will be able to protect our technology adequately or that competitors will not develop similar technology independently. There can be no assurance that any of our pending patent applications will be issued or that foreign intellectual property laws will protect our intellectual property rights. Patents issued to us could be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate our products or, if patents are issued to us, design around the patents issued to us.

EMPLOYEES

    As of September 30, 2000, we had approximately 536 full-time employees. We believe our future success will depend in large part on our ability to attract and retain highly skilled and motivated employees. None of our employees is covered by a collective bargaining agreement or represented by a labor union. We consider our relationships with our employees to be good.

ITEM 2.  FACILITIES

    Our corporate headquarters is located in San Jose, California in three leased facilities totaling approximately 135,000 square feet used for administration and finance, marketing and sales, customer service and support, manufacturing and research and development. Also, in connection with the acquisition of GPT in September 2000, we acquired a facility in Fremont, California totaling approximately 17,350 square feet, which is used primarily for engineering and manufacturing of our Gamma products. In addition, we lease sales and service facilities in five U.S. locations. In Europe we have sales and support offices in the United Kingdom, Germany, and Italy. In Asia our offices are located in Korea, Taiwan, Singapore, China and in Japan, where we have approximately 12,000 square feet used for the manufacturing of our LCD products.

ITEM 3.  LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The following proposal was voted upon by our stockholders at a special meeting of stockholders on July 17, 2000:

    An amendment to our Certificate of Incorporation to increase the authorized shares of our common stock from 20,000,000 shares to 60,000,000 shares was approved with 13,821,437 shares of our voting securities voting on the matter, of which 9,174,395 voted for the proposal, 4,095,786 voted against, 551,256 abstained from voting and there were no broker non-votes.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers and their ages and positions as of September 30, 2000 are as follows:

NAME                            AGE                              POSITION
----                          --------   --------------------------------------------------------
Asuri Raghavan..............     47      Chief Executive Officer, President and Director
Jerauld Cutini..............     41      Senior Vice President of Marketing and Business
                                         Development
Rammy Rasmussen.............     57      Vice President of Finance, Chief Financial Officer and
                                         Secretary
Bill Alexander..............     44      Vice President, Worldwide Sales and Field Operations
Graham Hills................     51      Vice President, Chief Technical Officer
John Villadsen..............     48      Vice President, Manufacturing Operations

    ASURI RAGHAVAN joined us as Chief Executive Officer, President and Director in April 1998. Mr. Raghavan was formerly employed by Kulicke and Soffa Industries, Inc. ("Kulicke") from June 1980 to October 1985 and from
November 1988 to March 1998 where he most recently served as President of the Equipment Group. From 1993 to 1995 he served as Vice President of the wire bonding business and from

1995 to 1997 served as Senior Vice President of Marketing. From 1991 to 1993, Mr. Raghavan was Vice President of Strategic Development and from 1988 to 1991 was Director of Marketing for the Equipment Group. From 1985 to 1988,
Mr. Raghavan was employed by American Optical Corporation where he held the position of Director of Research and Technology. From 1980 to 1985,
Mr. Raghavan held various engineering, marketing and product development positions with Kulicke.

    JERAULD CUTINI joined us as Senior Vice President of Marketing and Business Development in October 1999. Mr. Cutini co-founded OnTrak Systems and from August 1990 to August 1997 served as OnTrak's Executive Vice President of Marketing, Sales and Customer Service until the company was acquired by Lam Research Corporation in August 1997. Following the acquisition, Mr. Cutini served as President of OnTrak, a wholly-owned subsidiary of Lam Research until October 1999. From 1988 to 1990 he served as an Account Manager for Applied Materials, Inc. and from 1980 to 1988 he served at various times as a Field Service Engineer, Product Marketing Engineer and Sales Engineer for Silicon Valley Group.

    RAMMY RASMUSSEN joined us as Vice President of Finance, Chief Financial Officer and Secretary in January 2000. Mr. Rasmussen served as Chief Financial Officer for Vadem Limited throughout 1999, for Fujitsu Microelectronics from March 1996 to January 1999, and for Exponent, Inc. from May 1994 to
February 1996. He also held senior financial positions at Raynet from 1990 to 1994, at Cypress Semiconductor from 1987 to 1990 and at Advanced Micro Devices from 1979 to 1987.

    BILL ALEXANDER joined us as Vice President, Worldwide Sales and Field Operations in August 1997. Prior to joining GaSonics, Mr. Alexander was employed by Tencor Corporation (now KLA-Tencor Corporation) from November 1996 to
August 1997 where he served as Vice President of Asia-Pacific Operations. From 1993 to 1996 he first served as Director of Asia Operations and later as Vice President of International Operations with Watkins-Johnson Company and from 1990 to 1993 held various senior sales and marketing positions at Lam Research Corporation. From 1981 to 1990, Mr. Alexander held various management positions with Watkins-Johnson Company, Innovus Corporation, VLSI Technology and FMC Corporation.

    GRAHAM HILLS joined us as Vice President and Chief Technical Officer in
June 1999. Prior to joining us, Dr. Hills was employed by Lam Research Corporation since August 1996 where he served as Vice President of Dielectric Etch Technology and Engineering from January 1998 to June 1999 and Senior Director of Dielectric Etch Technology from August 1996 to January 1998. From 1995 to 1996 Dr. Hills was employed by Applied Materials Corporation where he served as Director of Silicon Etch Product Unit; Director of Technology from 1991 to 1996 and a senior technology staff member and an account technology manager from 1989 to 1991. From 1984 to 1989 Dr. Hills served on the technical staff of ATT, Bell Laboratories, was an Assistant Professor at the University of North Carolina from 1978 to 1984 and did postdoctoral work at Rice University and NRC, Canada from 1974 to 1977.

    JOHN VILLADSEN joined us as Vice President of Manufacturing Operations in September 1999. Mr. Villadsen was employed by Watkins-Johnson Company from 1982 to 1999. From April 1998 to September 1999 he held the position of Vice President of Customer Service and Manufacturing. From May 1995 to April 1998 he served as Director of Assembly and Test for the Semiconductor Equipment Group. From 1982 to 1985 Mr. Villadsen held various manufacturing management positions for the Microwave Products Division of Watkins-Johnson.

    The executive officers serve at the discretion of the Board of Directors, until their successors are appointed. No family relationships exist among our executive officers.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    We have one class of stock outstanding, common stock, that has a par value of $0.001 per share.

    Our common stock is traded on the Nasdaq National Market under the symbol "GSNX". The following table sets forth the range of highest and lowest closing sales prices for the periods indicated as reported by the Nasdaq National Market. These prices do not include retail markups, markdowns, or commissions.

FISCAL 2000                                                     HIGH       LOW
-----------                                                   --------   --------
First Quarter...............................................   $19.13     $14.19
Second Quarter..............................................    46.19      17.88
Third Quarter...............................................    44.94      23.38
Fourth Quarter..............................................    39.44      12.25

FISCAL 1999
------------------------------------------------------------
First Quarter...............................................   $ 9.50     $ 3.56
Second Quarter..............................................    13.75       7.88
Third Quarter...............................................    15.06      10.88
Fourth Quarter..............................................    17.56      13.00

    We have not paid cash dividends since our inception. We currently intend to retain any earnings for use in developing and growing our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our bank line of credit with Union Bank of California permits stock dividends but prohibits cash dividends. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by our board of directors. As of December 7, 2000, we had approximately 149 stockholders of record and approximately 3,479 beneficial stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

                                                         YEARS ENDED SEPTEMBER 30,
                                            ----------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)      2000       1999       1998       1997       1996
----------------------------------------    --------   --------   --------   --------   --------
OPERATIONS:
Net sales.................................  $155,833   $ 64,279   $100,430   $121,256   $127,043
Gross margin..............................    71,370     24,385     41,304     53,964     62,626
Operating income (loss)...................    13,382    (15,357)    (9,597)     2,780     12,370
Net income (loss) 1,2,3,4.................    14,381    (14,082)    (5,713)     3,007      8,930
Net income (loss) per share--Basic
  1,2,3,4.................................  $   0.94   $  (0.98)  $  (0.41)  $   0.22   $   0.67
Net income (loss) per share--Diluted
  1,2,3,4.................................  $   0.88   $  (0.98)  $  (0.41)  $   0.21   $   0.65

BALANCE SHEET:
Cash, cash equivalents and marketable
  securities..............................  $ 67,550   $ 27,757   $ 32,338   $ 24,884   $ 25,909
Working capital...........................   103,730     49,575     59,735     62,971     59,224
Total assets..............................   190,038     84,208     97,216    104,382     96,430
Stockholders' equity......................  $140,613   $ 61,623   $ 75,408   $ 79,193   $ 72,689

QUARTERLY 2000
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE DATA)             1ST        2ND        3RD        4TH
-----------------------------------------------           --------   --------   --------   --------
Net sales...............................................  $25,603    $33,705    $43,863    $52,662
Gross margin............................................   11,310     14,926     20,351     24,783
Operating income........................................    1,029      3,484      6,359      2,510
Net income 4............................................    1,338      3,602      6,574      2,867
Net income per share--Basic 4...........................     0.09       0.25       0.43       0.17
Net income per share--Diluted 4.........................  $  0.09    $  0.23    $  0.40    $  0.16

QUARTERLY 1999
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE DATA)             1ST        2ND        3RD        4TH
-----------------------------------------------           --------   --------   --------   --------
Net sales...............................................  $10,022    $13,215    $17,902    $23,140
Gross margin............................................    2,152      4,557      7,622     10,054
Operating income (loss).................................   (7,194)    (6,241)    (1,983)        61
Net income (loss) 2.....................................   (6,879)    (5,978)    (1,622)       397
Net income (loss) per share--Basic 2....................    (0.49)     (0.42)     (0.11)      0.03
Net income (loss) per share--Diluted 2..................  $ (0.49)   $ (0.42)   $ (0.11)   $  0.03

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

3. Net income for the fiscal year ended September 30, 1997 includes a $2.9 million or $0.20 per share after tax-write-off of an uncollectible account receivable due from a customer in Thailand.

4. Net income for the fiscal year ended September 30, 2000 includes a non-operating after tax charge of $6.0 million for in-process research and development due to the acquisition of Gamma Precision Technology or $0.39 per basic share or $0.37 per diluted share (see Note 8 of Notes to the Consolidated Financial Statements).

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

OVERVIEW

    We are a leading developer and global supplier of photoresist and residue removal solutions used in advanced semiconductor device manufacturing. Our versatile solutions, which can combine photoresist removal and residue removal technologies within a single platform, allow our customers to integrate manufacturing process steps, increasing their yields and throughput. We also provide high-pressure furnaces for the semiconductor and optical device industries and low pressure chemical vapor deposition, or LPCVD, systems for the flat panel display, or FPD, industry. We market and sell our products to leading semiconductor device and FPD manufacturers worldwide, including 15 of the top 20 semiconductor device manufacturers.

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

    - Sales mix and average selling prices of our system;

    - Price-based competition;

    - Mix of revenues, including spare parts, service and support revenues;

    - Costs associated with new product introductions and enhancements;

    - Configuration and installation costs;

    - Delays, cancellations or rescheduling of customer orders;

    - Under-absorption of manufacturing overhead and field service and support infrastructure; and

    - Start-up inefficiencies associated with new products.

RESULTS OF OPERATIONS

    The following table presents consolidated statements of operations data expressed as a percentage of net sales for the periods indicated:

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net sales...................................................   100.0%     100.0 %    100.0 %
Cost of sales...............................................    54.2       62.1       58.9
                                                               -----      -----      -----
Gross margin................................................    45.8       37.9       41.1
                                                               -----      -----      -----
Operating expenses:
  Costs associated with reduction in force (1),(2)..........      --         .6        1.7
  In-process research & development (4).....................     3.8         --         --
  Research and development..................................    13.0       27.5       20.4
  Selling, general and administrative.......................    20.4       33.7       28.6
                                                               -----      -----      -----
  Total operating expenses..................................    37.2       61.8       50.7
                                                               -----      -----      -----
Operating income (loss).....................................     8.6      (23.9)      (9.6)
Other income (expense):
  Interest expense..........................................      --         --         --
  Interest and other income.................................     1.7        2.0        1.1
                                                               -----      -----      -----
Income (loss) before provision (benefit) for income taxes...    10.3      (21.9)      (8.5)
Provision (benefit) for income taxes........................     1.1         --       (2.8)
                                                               -----      -----      -----
Net income (loss)...........................................     9.2%     (21.9)%     (5.7)%
                                                               =====      =====      =====

    NET SALES. Net sales consists of revenues from systems sales, spare parts, upgrade sales and maintenance and support. Net sales in fiscal 2000 increased 142% to $155.8 million compared to net sales of $64.3 million in fiscal 1999. The severe worldwide business slowdown in the semiconductor industry, which resulted in many semiconductor device manufacturers in most geographic regions reducing and delaying capital equipment purchases, is the principal reason for the lower sales in fiscal 1999. Conversely, the increase in fiscal 2000 sales reflects increased demand across most geographies and most products, including our new Iridia system which accounted for approximately 17% of system sales in fiscal 2000. We anticipate that quarter to quarter sales for at least the first half of fiscal 2001 will be relatively flat to slightly higher compared to the fourth quarter of fiscal 2000. Beyond the first half of fiscal 2001, it is difficult to project the level of business due to the cyclical nature of the semiconductor industry. There are, however, some indications that the business climate is changing as we are beginning to experience some weakness in orders and other orders have been rescheduled for later delivery.

    Sales to customers in North America, Europe, Asia/Pacific and Japan accounted for approximately 55%, 20%, 18% and 7%, respectively, of total net sales for fiscal 2000, compared to approximately 54%, 20%, 19% and 7%, respectively, of total net sales for fiscal 1999. Our percentage of international sales will continue to fluctuate from period to period, but we anticipate that international sales will continue to account for a significant portion of net sales in fiscal 2001.

    GROSS MARGIN. Our gross margin as a percentage of net sales was 45.8% in fiscal 2000 compared to 37.9% in fiscal 1999 and 41.1% in fiscal 1998. The increase in fiscal 2000 gross margin compared to the two prior years was primarily due to increased utilization of our field service organization and manufacturing capability resulting from higher sales volume in fiscal 2000 and a product mix that included a relatively high concentration of single chamber products that generally have higher gross margins than our multi-chamber products. We continue to focus on our gross margin improvement programs, including the introduction of new value-added applications, features and options on our PEP and Iridia systems, targeted cost reduction programs and controlled spending. We expect that our gross margin rates for the next several quarters will be moderately higher than prior year comparable periods and will be flat or slightly higher than that reported in the fourth quarter of fiscal 2000 primarily due to further utilization of field service and manufacturing capacity. Our gross margin, however, will continue to be at risk and could be materially adversely impacted by inefficiencies associated with new product introductions, sales of lower margin flat panel display systems, competitive pricing pressures, the semiconductor industry and economic climate, changes in product mix and other factors.

    COSTS ASSOCIATED WITH REDUCTION IN WORKFORCE. In the first quarter of fiscal 1999, we reduced our workforce in response to market conditions and recorded a charge of $407,000 primarily for severance costs. As of September 30, 2000, these severance costs had been paid in full.

    IN-PROCESS RESEARCH AND DEVELOPMENT. In the fourth quarter of fiscal 2000, we recorded a charge of $6.0 million for the write-off of in-process research and development associated with the acquisition of Gamma Precision
Technologies, Inc. because, in management's opinion, certain of GPT's ongoing research and development projects have not reached technological feasibility and had no alternative future use including development, engineering and testing activities associated with the introduction of GPT's new technologies and products.

    RESEARCH AND DEVELOPMENT (R&D). Our research and development, or R&D, expenses as a percentage of net sales decreased to 13.0% in fiscal 2000 compared to 27.5% of net sales in fiscal 1999 and 20.4% of net sales in fiscal 1998 due primarily to our higher sales volume. In absolute dollars, R&D expenses in fiscal 2000 increased to $20.2 million from $17.7 million in fiscal 1999 and $20.5 million in fiscal 1998. This $2.5 million increase in spending in fiscal 2000 compared to fiscal 1999 is primarily the result of higher development costs associated with our 300mm product development program and new process development for our advanced photoresist and advanced clean applications. Additionally, our R&D expenses have increased in fiscal 2000 compared to fiscal 1999 due to the reduced work schedule that was in effect during the first half of fiscal 1999.

    The $2.8 million decrease in spending in fiscal 1999 compared to fiscal 1998 was primarily due to the cumulative impact of three reductions in workforce that occurred in the second half of fiscal 1998 and the first quarter of fiscal year 1999, a charge of $500,000 recorded in fiscal 1998 related to the accelerated write-down of older generation engineering development equipment and other engineering costs. Partially offsetting the above was a $1.8 million charge in fiscal 1999 primarily for the accelerated write-off of equipment produced in connection with our first generation 300mm product development program.

    We continue to focus our R&D efforts on areas where we believe we may be able to gain market share. In particular, we focused our R&D spending on programs to support the expanding number of available applications that target the integration of our photoresist and residue removal technologies, the development of our 300mm platform, the support of the LCD flat panel business and applications development of our VHP technology. We anticipate that R&D spending in absolute dollars for the next several quarters of fiscal 2001 will increase when compared to prior year periods and from the level reported in the fourth quarter of fiscal 2000. This increase will primarily result from 300mm product development and new process applications primarily for photoresist and residue removal solutions.

    SELLING, GENERAL AND ADMINISTRATIVE (SG&A). Our SG&A expenses in fiscal 2000 of $31.8 increased from $21.6 million in fiscal 1999 and from $28.7 million in fiscal 1998. As a percentage of net sales, SG&A expenses decreased to 20.4% from 33.7% in fiscal 1999 and from 28.6% in fiscal 1998 due to higher sales volume in fiscal 2000. The increase in absolute spending in fiscal 2000 compared to fiscal 1999 was primarily attributable to higher labor costs relating to an increase in personnel and salary rate increases, hiring and performance related incentive costs and other sales and marketing activities, specifically, equipment demonstration and evaluation costs, sales commissions and travel. Additionally, SG&A expenses were higher in fiscal 2000 due to the reduced work schedule that was in effect during the first half of fiscal 1999.

    The spending decrease in fiscal 1999 compared to fiscal 1998 resulted in part from charges of approximately $300,000 taken in fiscal 1998 for the consolidation of our San Jose, California operations and for the write-down of older generation demonstration and evaluation equipment of approximately $700,000. The balance of the decrease primarily results from the cumulative impact of our three reductions in workforce and lower third party sales commissions on international sales.

    We anticipate that SG&A expenses for fiscal 2001 will increase from fiscal 2000 due to hiring and other expenses required to support current expected increases in business levels throughout fiscal 2001 compared to 2000.

    OTHER INCOME (EXPENSE). Other income and expense consists of interest expense, interest income, currency translation gains and losses and royalty income. Interest expense of approximately $90,000, $42,000 and $26,000 was incurred in fiscal 2000, 1999 and 1998, respectively, primarily as a result of borrowings under short-term credit facilities from the Bank of Tokyo-Mitsubishi and Sumitomo Bank by our wholly-owned subsidiary in Japan, Gasonics International Japan K.K. and to a lesser extent, due to an accounts receivable factoring arrangement in Japan. Interest income, which is primarily received from our short-term investment and money market accounts, was approximately
$2.6 million in fiscal 2000, $1.2 million in fiscal 1999 and $1.0 million in fiscal 1998. The increase in fiscal 2000 interest income from fiscal 1999 is principally from increased cash balance and investments in marketable securities purchased with the net proceeds from our follow-on public offering completed in May 2000. Additionally, interest income in fiscal 2000 increased as a result of changing our investment portfolio during fiscal 1999 from tax exempt securities to taxable securities due to net operating losses and an operating loss carry-forward. Consequently, the increase in fiscal 1999 interest income compared to fiscal 1998 is primarily the result of changing our investment portfolio in fiscal 1999 from tax exempt securities to taxable securities partly offset by a decrease in interest income received on a combined decrease of cash, cash equivalents and marketable securities that were used to fund operating and investing activities. Foreign exchange currency translations were a net loss of approximately $45,000, $140,000 and $52,000 in fiscal 2000, 1999 and 1998, respectively, due to fluctuations in currency exchange rates primarily in Japan. Royalty income received in connection with the sale of our industrial plasma cleaning products and services in July 1997 was approximately $192,000, $342,000 and $350,000 for fiscal 2000, 1999 and 1998, respectively.

    PROVISION FOR INCOME TAXES (BENEFIT). We recorded a provision for income taxes of $1.7 million or 10% of pretax income in fiscal 2000. In fiscal 1999, we did not record a provision for tax benefits related to our net loss because the net loss could not be carried back to offset previous amounts of taxable income. The fiscal 1999 tax loss and other tax benefits, however, were carried forward and are available to offset certain fiscal 2000 tax liabilities which resulted in the reduced tax provision of only 10% in fiscal 2000. In fiscal 1998, we had an effective tax benefit rate of 33% due to a carry back of current net operating losses to prior periods. The effective tax rate in fiscal 2001 is expected to be between 33% and 35%.

LIQUIDITY AND CAPITAL RESOURCES

    During fiscal 2000 cash, cash equivalents and marketable securities increased by $39.8 million to $67.6 million at September 30, 2000 from $27.8 million at September 30, 1999 due primarily to the proceeds from our May 2000 follow-on offering. In fiscal 2000, operations provided cash of approximately $8.4 million compared to fiscal 1999, which used cash of $4.1 million and fiscal 1998, which provided cash of $9.5 million. The improved cash flow from operations in fiscal 2000 compared to fiscal 1999 and 1998 is primarily the result of our return to profitability in fiscal 2000 compared to operating losses in the prior two fiscal years.

    Investing activities used cash of approximately $61.2 million and $10.1 million in fiscal 2000 and 1998, respectively, while providing cash of $5.2 million in fiscal 1999. In fiscal 2000 investing activities used cash of $18.5 million for the acquisition of GPT (see note 8), $37.9 million for the net purchases of marketable securities and approximately $4.8 million for the acquisition of equipment and programs in progress for improved operating and information systems. In fiscal 1999 and 1998, investing activities for the purchase and sale of marketable securities provided cash of approximately
$6.7 million and used cash of approximately $6.1 million, respectively, and used cash of $1.5 million and $4.0 million, respectively, for the acquisition of equipment.

    Financing activities provided cash of approximately $54.6 million, $1.0 million and $2.0 million in fiscal 2000, 1999 and 1998, respectively. Financing activities in fiscal 2000 provided cash of approximately
$46.7 million that resulted from the sale of common stock in connection with our follow-on public offering in May 2000, $5.3 million from the issuance of common stock in connection with our employee stock purchase and stock option programs and $2.7 million from borrowings by Gasonics International Japan K.K. under its credit agreements with the Bank of Tokyo-Mitsubishi ("BTM") and Sumitomo Bank. In fiscal 1999 and 1998, the sale of stock under our employee stock purchase and stock option plans provided cash of $2.9 million and $1.9 million, respectively, and $716,000 and $80,000, respectively, was provided from borrowings by Gasonics K.K. under its line of credit facility with BTM. Additionally, financing activities used cash in fiscal 1999 of approximately $2.6 million for the open-market repurchase of 200,000 shares of our Common Stock.

    At September 30, 2000, we had working capital of approximately
$103.7 million. Accounts receivable increased to $41.7 million at the end of fiscal 2000 from $19.0 at the end of fiscal 1999 reflecting our higher sales volume. Inventory increased to $30.4 million at the end of fiscal 2000 from $16.5 million at the end of fiscal 1999 due to the increased demand for our products, additional demonstration and customer evaluation systems and due to inventory that was acquired as part of the GPT acquisition. We expect future inventory levels to fluctuate from period to period, and believe that because of the relatively long manufacturing cycle of our equipment, our investment in inventories will continue to require a significant portion of working capital. As a result of such investment in inventories, we may be subject to an increasing risk of inventory obsolescence, which could adversely affect our operating results.

    At September 30, 2000, our principal sources of liquidity consisted of approximately $18.7 million of cash and cash equivalents, $48.8 million in marketable securities, and $20 million available under our unsecured working capital line of credit with Union Bank of California, which expires on March 31, 2001. A commercial letter of credit provision of $500,000 is also provided under the line of credit. This line of credit bears interest at the bank's LIBOR rate plus 1.25% per annum. Available borrowings under the credit line are reduced by the amount of outstanding letters of credit. As of September 30, 2000, except for the $140,358 outstanding under the letter of credit provision, there were no borrowings under this line. This line of credit contains certain covenants, including covenants relating to financial ratios and tangible net worth, which we must maintain. As of September 30, 2000 we were in compliance with all the financial covenants except for a covenant requiring consent from the bank to use funds in excess of $10 million for acquisitions. However, the bank has waived the breach of this covenant. Our wholly-owned Japanese subsidiary, Gasonics International Japan K.K. has an overdraft credit agreement with BTM with an available credit line totaling 300 million Japanese yen which, as of September 30, 2000, was equivalent to approximately
$2.8 million U.S. dollars. This overdraft credit facility bears interest at a rate of 1.375% per annum and expires on March 31, 2001. As of September 30, 2000, Gasonics International Japan K.K. had borrowed 299 million yen under this credit facility, which is equivalent to approximately $2.8 million as of that date. Additionally, Gasonics International Japan K.K. has a basic credit agreement with BTM and Sumitomo Bank, which provides up to 200 million yen and 100 million yen, respectively, of credit issued in the form of notes payable. On February 29, 2000 and on May 2, 2000 notes payable were issued under these agreements totaling 200 million yen, which is equivalent to approximately
$1.9 million. Both notes bear interest at 1.5% per annum and expire on January 31, 2001. Both agreements with BTM are secured by a Letter of Guarantee issued by us. Under the credit agreement with Sumitomo Bank, an additional note payable was issued on June 20, 2000 for 100 million yen, which is equivalent to approximately

$900,000, which bears interest at 1.5% per annum and expires on January 31, 2001. The agreement with Sumitomo Bank is not secured by a Letter of Guarantee from us. We believe that our existing cash, cash equivalents, marketable securities and available lines of credit at September 30, 2000, are sufficient to meet our cash requirements during the next twelve months. Beyond the next twelve months, we may require additional equity or debt financing to achieve our working capital or capital equipment needs. There can be no assurance that additional financing will be available when required or, if available, will be on reasonable terms.

    We have entered into an Agreement and Plan of Reorganization with Novellus Systems, Inc. and its wholly-owned subsidiary which substantially limits our ability to incur indebtedness without the consent of Novellus. In addition, the merger agreement with Novellus precludes the issuance of debt or equity securities except under certain limited circumstances with the prior consent of Novellus. Further, we made certain covenants in the merger agreement which prevent us from entering into certain agreements and prevent us from taking certain actions without the consent of Novellus except agreements and actions that arise in the ordinary course of business and are consistent with past practices.

RISK RELATED TO OUR BUSINESS

    OUR OPERATING RESULTS COULD FLUCTUATE, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

    Our operating results have fluctuated significantly in the past, and we expect that our results will continue to fluctuate significantly in the future for a number of reasons, including:

    - the cyclical nature of the semiconductor industry;

    - changes in pricing by us, our competitors, customers or suppliers;

    - inventory obsolescence;

    - accounts receivable write-offs;

    - product mix;

    - the timing of new product announcements and releases by us or our competitors;

    - delays, cancellations and/or rescheduling of customer orders;

    - our ability to produce systems in volume and meet customer requirements;

    - our ability of any customer to finance purchases of our equipment;

    - procedures and controls;

    - changes in overhead absorption levels due to changes in the number of systems manufactured; and

    - lengthy sales cycles.

    Fluctuations in our operating results may adversely impact our stock price. Furthermore, if these factors are not adequately addressed, they may harm our business.

    WE MAY NOT ACHIEVE THE BENEFITS WE EXPECT FROM THE MERGER WITH NOVELLUS.

    We entered into the merger agreement with Novellus with the expectation that the merger will result in significant benefits to both parties. Achieving the benefits of the merger depends on the timely, efficient and successful execution of a number of post-merger events, including integrating the operations, products, personnel and technologies of the two companies. In addition, the attention and effort devoted to the integration of the two companies will significantly divert management's attention from other important issues, and could seriously harm the combined company.

    There may be fluctuations in the price of the common stock of Novellus, which, based on the fixed exchange ratio set forth in our merger agreement with Novellus and investors' belief that the merger will be consummated at such stock price, may affect the market price of our common stock which could result in substantial losses for investors.

    FAILURE TO COMPLETE THE MERGER COULD NEGATIVELY IMPACT OUR STOCK PRICE AND FUTURE BUSINESS AND OPERATIONS.

    If the merger is not completed for any reason, we may be subject to a number of material risks, including the following:

    - we may be required under certain circumstances to pay Novellus a termination fee in cash equal to 3% of the value of Novellus' common stock that would have been issued in the merger as of the date of the termination of the merger agreement and reimburse Novellus for expenses;

    - the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed; and

    - costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed.

    In addition, our customers and suppliers, in response to the announcement of the merger, may delay or defer decisions concerning us or decide to terminate their relationship with us. Any delay or deferral in those decisions or any decision to terminate such relationships by our customers or suppliers could have a material adverse effect on our business, regardless of whether the merger is ultimately completed. Similarly, this may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel to the extent we need to keep such personnel.

    Further, if the merger is terminated and our board of directors determines to seek another merger or business combination, there can be no assurance that it will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid in the merger. In addition, during the period in which the merger agreement is in effect and subject to very narrowly defined exceptions, we are prohibited from soliciting, initiating or encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination, with any party other than Novellus.

    THE CYCLICAL NATURE OF THE SEMICONDUCTOR DEVICE INDUSTRY COULD HARM OUR OPERATING RESULTS.

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

    The semiconductor device industry may experience severe and prolonged downturns in the future. In fact, we have recently experienced some weakness in orders and other orders have been rescheduled for later delivery, which may indicate the start of a downturn in the semiconductor industry. Future downturns in the semiconductor device industry, or any failure of that industry to fully recover from its recent downturn, will seriously harm our business, financial condition and results of operations.

    OUR QUARTERLY RESULTS MAY FLUCTUATE, WHICH MAY HARM OUR BUSINESS.

    In the past, we have experienced significant fluctuations in our quarterly results and fluctuations may continue in the future. Specifically, our quarterly net sales and operating results have in the past, and will in the future, depend upon obtaining orders and shipping systems in the same quarter. Backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter. In addition, orders in backlog are subject to cancellations or rescheduling by customers with limited or no penalties. We cannot forecast the timing of these occurrences or their impact on our sales and operating results. We have experienced and will continue to experience cancellations and rescheduling of orders. Consequently, backlog at any particular date is not necessarily representative of actual sales expected for the succeeding period. Our business for a particular quarter may also be harmed if an anticipated order is not received in time to permit shipment during the same quarter.

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

    - under-absorption of manufacturing overhead and field service and support infrastructure; and

    - start-up inefficiencies associated with new products.

    If the factors causing fluctuations are not adequately addressed, they may harm our business and adversely impact our stock price.

    IF WE DO NOT CONTINUALLY IMPROVE OUR SYSTEMS IN RESPONSE TO RAPID TECHNOLOGICAL CHANGES, WE WOULD ENCOUNTER A DECLINE IN SALES OR A LOSS OF MARKET ACCEPTANCE.

    The semiconductor manufacturing industry is characterized by rapid technological change resulting in new product introductions and enhancements. Failure to keep pace with technological developments in the semiconductor manufacturing industry, to translate technological development into new systems and products on a timely and cost-effective basis, or to develop sufficient manufacturing capacity for new products would significantly harm our business. Furthermore, new product introductions or enhancements and new technologies developed by our competitors could result in a decline in demand for our products and could result in a loss of market acceptance of our existing products.

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

    Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the type of semiconductor devices under development by leading semiconductor device manufacturers and the equipment required to produce semiconductor devices. We may not be successful in selecting, developing, manufacturing and marketing new products or enhancing our existing products. If we are unable to offer these products in a competitive manner, our business will be harmed. Additionally, our future performance depends, in part, on the successful commercialization of our 300mm systems. However, these products may not lead to significant revenues or enhance our profitability.

    A LIMITED NUMBER OF CUSTOMERS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR NET SALES, AND THE LOSS OF, OR REDUCTION IN ORDERS FROM, A MAJOR CUSTOMER COULD HARM OUR BUSINESS.

    We sell a significant proportion of our systems to a limited number of customers. Sales to our ten largest customers accounted for approximately 72% of our net sales in fiscal 2000, 69% in fiscal 1999 and 64% in fiscal 1998. In fiscal 2000 and 1999, Intel accounted for greater than 10% of net sales. In fiscal 1998, Intel and Motorola each accounted for more than 10% of net sales. We expect that a high percentage of our net sales will continue to come from a limited number of customers.

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

    The large number of components in, and the complexity of our systems can lead to significant delays between the initial introduction of our systems and the commencement of volume production. As is typical in the semiconductor capital equipment market, we experience occasional delays in the introduction of some of our systems and enhancements, and we may continue to experience delays in the future. We have experienced and will continue to experience technical, quality and manufacturing difficulties with some of our systems and enhancements. Any delay in the introduction of our systems could cause us to lose revenue, incur substantial expenses and harm our reputation. In addition, if new products have reliability or quality problems, our operating results will be harmed because of additional expenses, such as service and warranty expenses.

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

    Furthermore, many of our competitors invest heavily in the development of new systems that will compete directly with our systems. We expect our competitors in each product area to continue to improve the design and performance of their products and to introduce new products with competitive prices and performance characteristics. Our systems may not be able to compete successfully with those of our competitors. Increased competitive pressure has led and may continue to lead to reduced demand and lower prices for some of our products, which could harm our business.

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

    OUR FUTURE DEPENDS ON OUR ABILITY TO FURTHER PENETRATE THE ASIA/PACIFIC MARKET, WHICH CONSISTS OF JAPAN, KOREA, SINGAPORE AND TAIWAN.

    In 2000, the Asia/Pacific market represented 25% of our revenue while the Asia/Pacific market represents approximately 56% of the worldwide semiconductor capital equipment industry. Some of our competitors have products that are targeted to address the need for low-cost, high-throughput equipment found in Taiwan foundries. Some of our competitors also have well entrenched positions in these markets as a result of long personal relationships, robust infrastructures and experienced management teams. We may not be able to displace our entrenched competitors. As a result, our market share and overall global competitive position may be harmed, and the future growth of our business may be limited. Our efforts to further penetrate these increasingly important Pacific Rim markets may not be successful.

    WE ARE DEPENDENT ON INTERNATIONAL SALES AND SUBJECT TO THE RISKS OF INTERNATIONAL BUSINESS.

    International sales accounted for 45% of our total net sales in fiscal 2000, 46% in fiscal 1999 and 45% in fiscal 1998. As a result of our expanded international operations, we anticipate that international sales will continue to account for a significant portion of our total net sales in the foreseeable future. These international sales will continue to be subject to a number of risks, including:

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

    In addition, our merger agreement with Novellus prevents us from hiring any new director level or officer level employees or increasing the annual level of compensation of any employee or granting any unusual bonuses, benefits or other forms of direct or indirect compensation to any employee, officer, director or consultant, except in the ordinary course of business and in amounts consistent with past practices. Further, in the event that the proposed merger with Novellus is not consummated and we adopt a strategy to grow our business, our failure to attract and retain the key personnel during the period in which the Novellus merger agreement was in effect could harm our business.

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

    If any claims are asserted against us, we may seek to obtain a license under the third party's intellectual property rights. However, whether such a license would be available to us at all, or on terms acceptable to us is unclear. Any license would likely increase our expenses. We could also decide to resort to litigation to challenge claims or enforce our intellectual property rights. Litigation against us, even if unsuccessful, could be very expensive and time consuming and could harm our business.

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

    IF WE ENGAGE IN ACQUISITIONS, WE WILL INCUR A VARIETY OF EXPENSES, AND MAY NOT BE ABLE TO REALIZE THE ANTICIPATED BENEFITS.

    Although the merger agreement with Novellus limits our ability to acquire other entities without Novellus' consent, if the proposed merger is not consummated we may pursue acquisitions of additional product lines, technologies or businesses, such as our recent acquisition of GPT. We may have to issue debt or equity securities to pay for future acquisitions, which could be dilutive, and in the case of debt would have to be repaid, and could harm our business. In addition, we have limited experience in the acquisition process. Acquisitions involve a number of risks, including:

    - difficulties in and costs associated with the assimilation of the operations, technologies, personnel and products of the acquired companies;

    - assumption of known or unknown liabilities or other unanticipated events or circumstances;

    - diversion of management's attention;

    - risks of entering markets in which we have limited or no experience; and

    - potential loss of key employees.

    In September 2000 we acquired GPT for $34.3 million in cash and stock. We cannot assure you that we will be successful in assimilating the operations, technology, personnel or products of GPT or that this acquisition will add value to our company. From time to time, we have engaged in preliminary discussions with other third parties concerning potential acquisitions of product lines, technologies and businesses. However, other than the merger agreement with Novellus, there are currently no commitments or agreements with respect to any such acquisitions.

    WE PRODUCE A MAJORITY OF OUR PRODUCTS AT A SINGLE FACILITY AND ANY DISRUPTION IN THE OPERATIONS OF THAT FACILITY COULD HARM OUR BUSINESS.

    We produce most of our products in our manufacturing facility located in San Jose, California. Our manufacturing processes are highly complex and require sophisticated and costly equipment and a specially designed facility. As a result, any prolonged disruption in the operations of our manufacturing facility, whether due to technical or labor difficulties, destruction of or damage to this facility as a result of an earthquake, fire or any other reason, could harm our business, financial condition or results of operations. Furthermore, San Jose is located on a primary fault line. We currently do not have a disaster recovery plan and may not carry sufficient business interruption insurance to compensate us for losses that may occur.

    WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR PRODUCTS, AND THE LOSS OF ANY SUPPLIER MAY HARM OUR BUSINESS.

    We purchase a number of components and subassemblies necessary for manufacturing our systems from a limited number of suppliers and, in some instances, a sole supplier. Specifically, we rely on a limited number of suppliers for robotics, microwave power supplies and platens, and on single sources for magnetrons and microwave applicators used in our products. Our LCD division in Japan is heavily dependent on a single supplier for quartz fabrication used in our LPCVD systems.

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

    Our merger agreement with Novellus prevents us from entering into any material contracts without the consent of Novellus. To the extent we lose one of our suppliers, we will not be able to enter into a new relationship without Novellus' consent which may harm our business.

    A NEW ACCOUNTING PRONOUNCEMENT MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE.

    In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." As a result of this pronouncement, companies will be required to recognize revenue only when they substantially complete the applicable sales agreements, which will typically occur upon customer acceptance. This pronouncement particularly impacts the semiconductor manufacturing industry and the semiconductor capital equipment industry. Historically, the industry has recognized revenue upon shipment, and we have consistently applied this revenue recognition policy. In compliance with this pronouncement, we will adopt the accounting change in revenue recognition in the near future, which we expect will have a significant effect on our operating results in the near future. Furthermore, adoption of this pronouncement will impact the comparability of our financial statements from period to period, relationships with customers and internal procedures and controls.

    IF WE CANNOT SUCCESSFULLY EXPAND OUR OPERATIONS AND MANAGEMENT SYSTEMS, WE MAY NOT BE ABLE TO GROW OR MAINTAIN OUR BUSINESS.

    Sales growth and expansion in the scope of our operations in the past placed a considerable strain on our operations and management systems. To effectively deal with changes brought on by the cyclical nature of the industry, we may be required to initiate an extensive re-evaluation of our operating and financial systems, procedures and controls. We will continue to upgrade and implement new management systems as required. If we do not succeed in these efforts, we may not be able to grow or maintain our business, and our business may be harmed.

    OUR OFFICERS, DIRECTORS AND RELATED FAMILY MEMBERS CAN CONTROL THE OUTCOME OF MATTERS REQUIRING STOCKHOLDER APPROVAL.

    As of November 7, 2000, our officers, directors and members of their families who may be deemed affiliates of such persons, beneficially owned approximately 10% of our outstanding shares of common stock. Accordingly, these stockholders will be able to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, including the upcoming vote on our merger with Novellus, regardless of how our other stockholders may vote. With regard to the vote on the Novellus merger, each of our officers and directors has executed a voting agreement pursuant to which they have agreed to vote for the merger. Such a high level of ownership by these persons or entities may impact the voting power and other rights of other holders of our common stock.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

INTEREST RATE RISK

    Our exposure to market risk for change in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk.

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

    The table below presents principal amounts and related weighted average interest rates by date of maturity for our investment portfolio (in thousands):

                                                                       FISCAL YEARS
                                                              ------------------------------
                                                                2001       2002       2003
                                                              --------   --------   --------
Cash equivalents and short-term investments
  Taxable short term investments............................  $24,035     $2,001     $    0
  Average interest rate.....................................     6.66%      7.01%       N/A
  Tax-exempt and AMT tax-exempt short term investments......  $ 8,841     $8,936     $7,797
Average interest rate.......................................     4.47%      4.71%      4.81%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       GASONICS INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 18,737   $ 16,858
  Marketable securities.....................................    48,813     10,899
  Trade accounts receivable, net of allowance for doubtful
    accounts of $591 in 2000 and $654 in 1999...............    41,735     18,986
  Inventories...............................................    30,382     16,523
  Net deferred tax asset....................................     7,890      5,697
  Prepaid expenses and other current assets.................     5,598      3,197
                                                              --------   --------
    Total current assets....................................   153,155     72,160
                                                              --------   --------
Property and equipment:
  Furniture and fixtures....................................       786        426
  Machinery and equipment...................................    25,241     21,160
  Leasehold improvements....................................     4,205      4,076
                                                              --------   --------
                                                                30,232     25,662
  Less--accumulated depreciation and amortization...........   (18,010)   (14,396)
                                                              --------   --------
  Net property and equipment................................    12,222     11,266
                                                              --------   --------
  Deposits and other assets.................................    24,661        782
                                                              --------   --------
    Total assets............................................  $190,038   $ 84,208
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under credit facility..........................  $  5,546   $  2,832
  Accounts payable..........................................    13,519      5,691
  Income taxes payable......................................     6,211      4,616
  Other accrued liabilities.................................    24,149      9,446
                                                              --------   --------
    Total current liabilities...............................    49,425     22,585
                                                              --------   --------
Commitments (Note 13)
Stockholders' equity:
  Preferred stock, $0.001 par value: Authorized
    shares--2,000,000.......................................        --         --
  Common stock, $0.001 par value: Authorized
    shares--60,000,000......................................
    Outstanding shares--17,487,545 and 14,382,629...........        17         14
  Additional paid-in capital................................   105,231     40,623
  Treasury stock............................................    (2,639)    (2,639)
  Unrealized gain/loss on investment........................        (1)        --
  Subscription receivable...................................       (27)       (26)
  Retained earnings.........................................    38,032     23,651
                                                              --------   --------
    Total stockholders' equity..............................   140,613     61,623
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $190,038   $ 84,208
                                                              ========   ========

    The accompanying notes are an integral part of these consolidated financial statements.

                       GASONICS INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net sales...................................................  $155,833   $ 64,279   $100,430
Cost of sales...............................................    84,463     39,894     59,126
                                                              --------   --------   --------
  Gross margin..............................................    71,370     24,385     41,304
                                                              --------   --------   --------
Operating expenses:
  Costs associated with reduction in force (Note 6).........        --        407      1,681
  In-process research and development (Note 8)..............     6,000         --         --
  Research and development..................................    20,218     17,696     20,493
  Selling, general and administrative.......................    31,770     21,639     28,727
                                                              --------   --------   --------
  Total operating expenses..................................    57,988     39,742     50,901
                                                              --------   --------   --------
  Operating income (loss)...................................    13,382    (15,357)    (9,597)

Other income (expense):
  Interest expense..........................................       (90)       (42)       (26)
  Interest and other income, net............................     2,740      1,317      1,096
                                                              --------   --------   --------
Income (loss) before provision (benefit) for income taxes...    16,032    (14,082)    (8,527)
Provision (benefit) for income taxes........................     1,651         --     (2,814)
                                                              --------   --------   --------
Net income (loss)...........................................  $ 14,381   $(14,082)  $ (5,713)
                                                              ========   ========   ========
Net income (loss) per share--basic..........................  $   0.94   $  (0.98)  $  (0.41)
                                                              ========   ========   ========
Net income (loss) per share--diluted........................  $   0.88   $  (0.98)  $  (0.41)
                                                              ========   ========   ========
Weighted average common shares--basic.......................    15,378     14,316     14,039
                                                              ========   ========   ========
Weighted average common and common equivalent
  shares--diluted...........................................    16,433     14,316     14,039
                                                              ========   ========   ========

    The accompanying notes are an integral part of these consolidated financial statements.

                       GASONICS INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           UNREALIZED
                                          COMMON STOCK        ADDITIONAL                  GAIN/LOSS ON                  TOTAL
                                      ---------------------    PAID-IN     SUBSCRIPTION    MARKETABLE    RETAINED   STOCKHOLDERS'
                                        SHARES      AMOUNT     CAPITAL      RECEIVABLE     SECURITIES    EARNINGS      EQUITY
                                        ------     --------   ----------   ------------   ------------   --------   -------------
Balance, September 30, 1997.........  13,916,101     $14       $ 35,833       $(100)          $--        $43,446      $ 79,193
  Issuance of common stock under
    employee stock purchase plan....     189,177      --          1,198          --            --             --         1,198
  Issuance of common stock under
    stock option plan...............      63,949      --            630         100            --             --           730
  Net loss..........................          --      --             --          --            --         (5,713)       (5,713)
                                      ----------     ---       --------       -----           ---        -------      --------
Balance, September 30, 1998.........  14,169,227      14         37,661          --            --         37,733        75,408
  Issuance of common stock under
    employee stock purchase plan....     171,753      --          1,131          --            --             --         1,131
  Issuance of common stock under
    stock option plan...............     241,649      --          1,831         (26)           --             --         1,805
  Stock repurchase..................    (200,000)     --         (2,639)         --            --             --        (2,639)
  Net loss..........................          --      --             --          --            --        (14,082)      (14,082)
                                      ----------     ---       --------       -----           ---        -------      --------
Balance, September 30, 1999.........  14,382,629      14         37,984         (26)           --         23,651        61,623
  Issuance of common stock under
    employee stock purchase plan....      94,474      --          1,279          --            --             --         1,279
  Issuance of common stock under
    stock option plan...............     351,865      --          4,008          (1)           --             --         4,007
  Follow-on offering................   2,003,000       2         46,643          --            --             --        46,645
  Acquisition of GPT................     655,577       1         12,678          --            --             --        12,679
  Change in unrealized gain on
    marketable securities...........          --      --             --          --            (1)            --            (1)
  Net income........................          --      --             --          --            --         14,381        14,381
                                      ----------     ---       --------       -----           ---        -------      --------
Balance, September 30, 2000.........  17,487,545     $17       $102,592       $ (27)          $(1)       $38,032      $140,613
                                      ==========     ===       ========       =====           ===        =======      ========

    The accompanying notes are an integral part of these consolidated financial statements.

                       GASONICS INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $  14,381   $(14,082)  $ (5,713)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................      4,254      4,993      3,970
    Provision for doubtful accounts.........................        255        180        120
    In-process research and development charge..............      6,000         --         --
    Write-off of fixed assets...............................         17         62        173
Changes in assets and liabilities, net of effects of
  purchase of Gamma Precision Technology:
    Accounts receivable.....................................    (18,829)    (4,140)    13,168
    Inventories.............................................    (12,089)     4,299      6,254
    Prepaid expenses and other current assets...............     (4,565)     4,240     (5,650)
    Deposits and other assets...............................        344        304        596
    Accounts payable........................................      6,941      1,683     (2,804)
    Income taxes payable....................................      1,595        578        984
    Accrued liabilities.....................................     10,129     (1,977)    (1,464)
    Deferred rent...........................................         --       (223)      (178)
                                                              ---------   --------   --------
    Net cash provided by (used for) operating activities....      8,433     (4,083)     9,456
                                                              ---------   --------   --------
Cash flows from investing activities:
Payment for purchase of Gamma Precision Technology, net of
  cash acquired.............................................    (18,454)        --         --
Purchases of marketable securities..........................   (102,468)   (79,370)   (67,114)
Proceeds from sales of marketable securities................     64,554     86,111     61,051
Purchases of property and equipment.........................     (4,832)    (1,511)    (4,011)
                                                              ---------   --------   --------
    Net cash provided by (used for) investing activities....    (61,200)     5,230    (10,074)
                                                              ---------   --------   --------
Cash flows from financing activities:
Proceeds from borrowings under credit facility..............      2,714        716         80
Repurchases of common stock.................................         --     (2,639)        --
Proceeds from issuance of common stock......................     51,932      2,936      1,929
                                                              ---------   --------   --------
    Net cash provided by financing activities...............     54,646      1,013      2,009
                                                              ---------   --------   --------
Net increase in cash and cash equivalents...................      1,879      2,160      1,391
Cash and cash equivalents at beginning of period............     16,858     14,698     13,307
                                                              ---------   --------   --------
Cash and cash equivalents at end of period..................  $  18,737   $ 16,858   $ 14,698
                                                              =========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       GASONICS INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.  ORGANIZATION AND OPERATIONS OF THE COMPANY:

    GaSonics International Corporation is a leading global supplier of products and services used in the fabrication of advanced integrated circuits ("semiconductors" or "ICs") and flat panel displays ("FPDs"). We market our products in the United States, Europe, and the Asia/Pacific region primarily to large semiconductor and liquid crystal manufacturing concerns. We are subject to a number of risks including, but not limited to, volatility in the semiconductor markets and the related demand for semiconductor equipment and the risk of inventory obsolescence resulting from new product developments by competitors. See "Risks Related to Our Business."

    On July 17, 2000 an amendment to our Certificate of Incorporation was approved by the shareholders to increase the number of authorized shares of our common stock from 20,000,000 shares to 60,000,000 shares.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of GaSonics International Corporation and its wholly-owned subsidiaries and branches after elimination of intercompany accounts and transactions.

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

FISCAL YEAR

    We maintain a fifty-two/fifty-three week fiscal year cycle ending on the Saturday closest to September 30. Fiscal 2000 contains fifty-three weeks and fiscal 1999 and fiscal 1998 contain fifty-two weeks. For external reporting purposes, we indicate our fiscal period as ending on September 30.

CASH AND CASH EQUIVALENTS

    For purposes of the Consolidated Statements of Cash Flows, we consider all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

    Cash paid for interest, including amounts paid under capital lease obligations, and domestic and foreign income taxes were as follows (in thousands):

                                                                       YEARS ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Interest....................................................    $ 90       $140       $ 25
Income taxes................................................    $848       $590       $224

INVESTMENTS IN MARKETABLE SECURITIES

    Pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", our investments are classified as available-for-sale and are stated at fair value. Material unrealized gains and losses are recorded as a separate component of stockholders' equity, net of tax. Our investments in debt securities mature at various dates through July, 2003.

    The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for the instruments.

    The components of available-for-sale securities by major security type as of September 30, 2000 and 1999 are as follows (in thousands):

                                                                    AGGREGATE
                                                        AMORTIZED     FAIR         GROSS UNREALIZED
FISCAL 2000                                               COST        VALUE     HOLDING (GAINS)/LOSSES
-----------                                             ---------   ---------   ----------------------
Debt securities issued by the United States Government
  and agencies of the United States...................   $12,064     $12,060             $ (4)
Debt securities issued by states of the United States
  and political subdivisions of the states............    25,566      25,533              (33)
Corporate bonds.......................................       997         995               (2)
Commercial paper......................................    12,883      12,912               29
                                                         -------     -------             ----
Total.................................................   $51,510     $51,500             $(10)
                                                         =======     =======             ====
FISCAL 1999
------------------------------------------------------
Debt securities issued by the United States Government
  and agencies of the United States...................   $23,001     $23,001             $ --
                                                         =======     =======             ====

    Proceeds from sales of available-for-sale securities were approximately $64.5 million, $86.1 million and $61.1 million in fiscal 2000, 1999 and 1998, respectively. Gross realized gains on those sales were approximately $0, $27,500 and $8,000 in fiscal 2000, 1999 and 1998, respectively. We used specific identification as the cost basis in computing realized gains.

REVENUE RECOGNITION AND PRODUCT WARRANTY

    Revenues from our products are generally recognized upon shipment. We provide for the estimated costs of installation and warranty at the time revenue is recognized. Maintenance and service revenues account for less than 10% of net sales and are recognized as the related work is performed.

MAJOR CUSTOMERS

    One customer accounted for approximately 27%, 23% and 20% of net sales for each of fiscal years 2000, 1999 and 1998, respectively. There was one other customer in fiscal 1998 that accounted for approximately 11% of net sales.

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

OTHER ACCRUED LIABILITIES

    Other accrued liabilities included the following (in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Warranty....................................................  $ 5,119     $2,252
Sales commissions...........................................    1,727      1,056
Employee compensation.......................................    9,021      3,538
Other.......................................................    8,282      2,600
                                                              -------     ------
                                                              $24,149     $9,446
                                                              =======     ======

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

FOREIGN CURRENCY TRANSLATION

    The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, foreign translation and exchange gains and losses, which have not been material, are reflected in the accompanying consolidated statements of operations.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject us to concentration of credit risk consist principally of temporary cash investments and trade receivables. We have cash investment policies that limit the amount of credit exposure to any one financial institution evaluated as highly creditworthy. Concentration of credit risk with respect to trade receivables exists because our revenues are derived primarily from the sale of photoresist removal equipment to companies in the semiconductor industry. We perform ongoing credit evaluations of our customers and generally do not require collateral.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities. It establishes accounting and reporting standards for derivative instruments including standalone instruments, such as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The effect of SFAS No. 133 is not expected to be material to our financial statements.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." As a result of SAB No. 101, companies will be required to recognize revenue only when they substantially complete the applicable sales agreements, which will typically occur upon customer acceptance. This pronouncement particularly impacts the semiconductor manufacturing industry and the semiconductor equipment industry. Historically, the industry has recognized revenue upon shipment, and we have consistently applied this revenue recognition policy. In compliance with this pronouncement, we will adopt the accounting change in the fourth quarter of fiscal 2001, and we expect it to have a significant effect on our operating results in the fourth quarter. Furthermore, adoption of this pronouncement will impact the comparability of our financial statements from period to period, relationships with customers and internal procedures and controls.

    In March 2000, the FASB issued Financial Standards Board Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25." FIN No. 44 addressed the application of APB No. 25 to clarify, among other issues, (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000. We are currently evaluating FIN No. 44 and we do not expect that it will have a material effect on our financial position or results of operations.

3.  INVENTORIES:

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing costs. Inventory is valued at currently adjusted standards which approximate actual costs on a first-in, first-out basis.

    We provide inventory reserves for excess, obsolete, damaged or lost inventory. The estimation process for required inventory reserves is judgmental and is based on a number of factors which require input from and discussion among various members of management. Such factors include changes in customer demand, changes in technology and other economic factors.

    Inventories consisted of the following (in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Raw materials...............................................  $15,052    $ 7,784
Work-in-process.............................................    8,763      5,409
Finished goods..............................................    6,567      3,330
                                                              -------    -------
                                                              $30,382    $16,523
                                                              =======    =======

4.  GEOGRAPHIC AREA DATA:

    Our operations by geographical area for the three years ended September 30, 2000 are as follows (in thousands):

                                            UNITED                OTHER
                                            STATES     JAPAN     FOREIGN    ELIMINATIONS   CONSOLIDATED
                                           --------   --------   --------   ------------   ------------
2000
Net sales:
  Domestic...............................  $ 85,608   $10,284    $10,480      $     --       $106,372
  Exports Europe.........................    15,707        --         --            --         15,707
  Exports Asia/Pacific...................    33,754        --         --            --         33,754
  Exports Japan..........................        --        --         --            --             --
  Intercompany...........................     8,517       779      8,303       (17,599)            --
                                           --------   -------    -------      --------       --------
Total revenues...........................  $143,586   $11,063    $18,783      $(17,599)      $155,833
                                           ========   =======    =======      ========       ========
Operating income (loss)..................  $ 10,481   $   (15)   $ 2,641      $    275       $ 13,382
Identifiable assets......................  $173,368   $11,653    $ 6,492      $ (1,475)      $190,038
                                           ========   =======    =======      ========       ========
1999
Net sales:
  Domestic...............................  $ 34,727   $ 4,692    $ 3,794      $     --       $ 43,213
  Exports Europe.........................     5,004        --         --            --          5,004
  Exports Asia/Pacific...................    16,357        --         --            --         16,357
  Exports Japan..........................      (295)       --         --            --           (295)
  Intercompany...........................     3,805     1,767      6,726       (12,298)            --
                                           --------   -------    -------      --------       --------
Total revenues...........................  $ 59,598   $ 6,459    $10,520      $(12,298)      $ 64,279
                                           ========   =======    =======      ========       ========
Operating income (loss)..................  $(15,060)  $  (149)   $   143      $   (291)      $(15,357)
Identifiable assets......................  $ 76,006   $ 6,492    $ 3,432      $ (1,722)      $ 84,208
                                           ========   =======    =======      ========       ========
1998
Net sales:
  Domestic...............................  $ 55,294   $ 3,753    $ 3,596      $     --       $ 62,643
  Exports Europe.........................    21,360        --         --            --         21,360
  Exports Asia/Pacific...................    15,121     1,111         --            --         16,232
  Exports Japan..........................       195        --         --            --            195
  Intercompany...........................     2,303     1,675      7,649       (11,627)            --
                                           --------   -------    -------      --------       --------
Total revenues...........................  $ 94,273   $ 6,539    $11,245      $(11,627)      $100,430
                                           ========   =======    =======      ========       ========
Operating income (loss)..................  $(10,728)  $   378    $   755      $     (2)      $ (9,597)
Identifiable assets......................  $ 88,100   $ 7,541    $ 3,007      $ (1,432)      $ 97,216
                                           ========   =======    =======      ========       ========

    Our operations are structured to achieve consolidated objectives. As a result, significant interdependencies and overlaps exist among our various operations. Accordingly, the revenue, operating income (loss) and identifiable assets shown for each geographic area may not be indicative of the amounts that would have been reported if the operating units were independent of one another.

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

5.  SEGMENT REPORTING:

    In 1999, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect our results of operations or financial position, but did affect the disclosure of segment information. We are organized on the basis of products and services. All of our business units have been aggregated into one operating segment. Our service business is a separate operating segment; however, this segment does not meet the quantitative thresholds as prescribed in SFAS
No. 131. As a result, in the opinion of management, no additional operating segment information is required to be disclosed.

6.  CHARGES TAKEN DURING THE FISCAL YEAR:

    The twelve month period ended September 30, 1998 included pre-tax charges of approximately $1.7 million, related to costs of reductions in force completed in June 1998 and September 1998 and costs of facility consolidations. Also included in the twelve month period ended September 30, 1998 are pre-tax charges of approximately $4.0 million, related primarily to reserves for potential excess inventory and accelerated write-downs of certain demonstration equipment. The twelve month period ended September 30, 1999 included pre-tax charges of approximately $407,000, related to costs of a reduction in force completed in December 1998. As of September 30, 2000 all expenses related to these accruals have been paid.

    The twelve month period ended September 30, 2000 included a pre-tax charge to operations in connection with the acquisition of Gamma Precision Technology ("GPT") of $6.0 million for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no alternative future use. The one time charge is reflected in our consolidated statement of operations as in-process research and development within operating expenses.

7.  COMPREHENSIVE INCOME:

    Effective December 31, 1998 we adopted SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. For the twelve months ended September 30, 2000 and 1999, there were no material items of comprehensive income (loss), thus comprehensive income for these periods did not differ materially from net income as reported in the accompanying financial statements.

8.  ACQUISITION OF GAMMA PRECISION TECHNOLOGY:

    On September 13, 2000, we completed our acquisition of Gamma Precision Technology ("GPT"), a global supplier of products and services used in the fabrication of advanced integrated circuits ("semiconductors" or "ICs"). We issued 655,577 shares of common stock and paid approximately $21.5 million in cash in exchange for all outstanding GPT common stock, preferred stock, warrants and vested options. In addition, we assumed all unvested options. The total cost of the acquisition, including transaction costs, was approximately
$34.9 million.

    The acquisition was accounted for as a purchase business combination, and the results of GPT from the date of acquisition forward have been recorded in our consolidated financial statements. In connection with the acquisition, net tangible assets of $10.4 million were acquired, of which $6.0 million is reflected as a one time charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. The one time charge is reflected in our consolidated statement of operations as in-process research and development within operating expenses. The remaining intangible assets of $24.5 million are included in deposits and other assets in the accompanying balance sheet and are being amortized over the useful life of seven years.

    The value assigned to acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. If these projects are not successfully developed, future revenue and profitability of GPT products may be adversely affected. There can be no assurance that the value of the other purchased intangible assets may not become impaired prior to its amortization.

    The purchase price was allocated to the fair market value of net assets as acquired as follows (in thousands):

Cash........................................................  $   928
Accounts receivable.........................................    4,175
Inventory...................................................    1,770
Property and equipment......................................      271
Other assets................................................       30
Intangibles, including in-process research and
  development...............................................   30,491
Accounts payable and accrued liabilities....................   (2,794)
                                                              -------
  Net assets acquired.......................................  $34,871
                                                              =======

    The following unaudited pro forma condensed consolidated statements of operations has been prepared as if the acquisition was consummated as of October 1, 1998 and does not include the $6.0 million in-process research and development charge.

                                                           TWELVE MONTHS ENDED   TWELVE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)                      SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
-------------------------------------                      -------------------   -------------------
Revenue..................................................        $165,928              $ 64,848
Net income (loss)........................................        $ 18,289              $(18,953)
Net income per share--basic..............................        $   1.14              $  (1.27)
Net income per share--diluted............................        $   1.14              $  (1.27)
Weighted average common shares--basic....................          15,949                14,972
Weighted average common and common equivalent shares-
  diluted................................................          16,006                14,972

9.  RECONCILATION OF EARNINGS AND SHARE AMOUNTS USED IN EARNINGS
    PER SHARE CALCULATION:

    Effective December 31, 1997, we adopted SFAS No. 128, "Earnings per Share." Basic earnings (loss) per common share were computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during this period. Diluted earnings (loss) per common share for the twelve months ended September 30, 2000, 1999 and 1998, were calculated using the treasury stock method to compute the weighted average common stock outstanding.

                                                                                    PER SHARE
FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2000                 INCOME     SHARES     AMOUNT
----------------------------------------------                --------   --------   ---------
Net income..................................................  $14,381

BASIC INCOME PER SHARE
Income available to common stockholders.....................  $14,381     15,378      $0.94
Effect of dilutive securities:
Options issued to purchase common stock.....................               1,055

DILUTED INCOME PER SHARE
Income available to common stockholders.....................  $14,381     16,433      $0.88
                                                              =======     ======      =====

                                                                                    PER SHARE
FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1999                  LOSS      SHARES     AMOUNT
----------------------------------------------                --------   --------   ---------
Net loss....................................................  $(14,082)

BASIC AND DILUTED LOSS PER SHARE
Loss to common stockholders.................................  $(14,082)   14,316     $(0.98)
                                                              ========    ======     ======

                                                                                    PER SHARE
FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1998                  LOSS      SHARES     AMOUNT
----------------------------------------------                --------   --------   ---------
Net loss....................................................  $(5,713)

BASIC AND DILUTED LOSS PER SHARE
Loss to common stockholders.................................  $(5,713)    14,039     $(0.41)
                                                              =======     ======     ======

10. LINE OF CREDIT AGREEMENT AND CREDIT FACILITY:

    We have $20.0 million available under our unsecured working capital line of credit with Union Bank of California, which expires March 31, 2001. As of September 30, 2000, except for the $140,358 outstanding under the letter of credit provision, there were no borrowings under this line. This line of credit bears interest at the bank's LIBOR rate plus 1.25% per annum. The line of credit contains certain covenants, including covenants relating to financial ratios and tangible net worth, which we must maintain. As of September 30, 2000, we were in compliance with all the financial covenants except for a covenant requiring from the bank to use funds in excess of $10 million for acquisitions. However, the bank has waived the breach of this covenant.

    Under the line of credit, there is a provision for standby letters of credit not to exceed $500,000. As of September 30, 2000, there were letters of credit outstanding in the amount of $140,358. Available borrowing under the credit line is reduced by any amounts outstanding under the letter of credit provision.

    Our wholly-owned subsidiary in Japan, GaSonics K.K. has an overdraft agreement with the Bank of Tokyo-Mitsubishi ("BTM") with an available credit line totaling 300 million Japanese yen which, as of September 30, 2000, is equivalent to approximately $2.8 million in U.S. dollars. This overdraft credit facility was renewed on March 31, 2000, bears interest at a rate of 1.375% per annum and expires on March 31, 2001. As of September 30, 2000, Gasonics K.K. had borrowed approximately 300 million yen under this credit facility, which is equivalent to approximately $2.8 million U.S. dollars as of that date. Additionally, Gasonics K.K. has a basic credit agreement with BTM and Sumitomo Bank, which provides up to 200 million and 100 million yen, respectively, of credit issued in the form of notes payable. On February 29, 2000 and on May 2, 2000 notes payable were issued under this agreement totaling 200 million yen, which is equivalent to approximately $1.9 million U.S. dollars. Both notes bear interest at 1.5% per annum and expire on January 31, 2001. Both agreements with BTM are secured by a Letter of Guarantee issued by us. Under the credit agreement with Sumitomo Bank, an additional note payable was issued on June 20, 2000 for 100 million yen, which is equivalent to approximately $900,000 U.S. dollars, bears interest at 1.5% and expires on January 31, 2001. The agreement with Sumitomo is not secured by a Letter of Guarantee by us.

11.  INCOME TAXES:

    We account for income taxes using an asset and liability approach.

    The provision (benefit) for income taxes consists of the following (in thousands):

                                                                 YEARS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                2000       1999        1998
CURRENT                                                       --------   ---------   --------
  Federal...................................................  $ 2,525    $     --    $(2,773)
  State.....................................................    1,038          --        130
                                                              -------    ---------   -------
    Total current...........................................    3,563          --     (2,643)
                                                              -------    ---------   -------

DEFERRED
  Federal...................................................     (140)         --       (149)
  State.....................................................   (1,772)         --        (22)
                                                              -------    ---------   -------
    Total deferred..........................................   (1,912)         --       (171)
                                                              -------    ---------   -------
  Provision (benefit) for income taxes......................  $ 1,651    $     --    $(2,814)
                                                              =======    =========   =======

    The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate, as follows:

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Statutory Federal tax rate..................................    35.0%     (35.0)%    (35.0)%
State income taxes, net.....................................     3.9       (3.8)        --
Foreign operations..........................................     2.0        4.2        3.2
Research and development credit.............................    (4.0)      (1.0)      (3.0)
Tax exempt income...........................................      --       (1.3)      (3.1)
In-process research and development.........................    14.1         --         --
Valuation allowance.........................................   (38.8)      44.1         --
Other.......................................................    (1.9)      (7.2)       4.9
                                                               -----      -----      -----
  Provision (benefit) for income taxes......................    10.3%      (0.0)%    (33.0)%
                                                               =====      =====      =====

    The major components of the net deferred tax asset are as follows (in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Inventory reserves..........................................   $3,254    $ 4,605
Accrued warranty............................................    1,757        859
Deferred rent...............................................       --         17
Accrued vacation............................................      161        299
Net operating loss carry-forwards...........................       --      3,153
Valuation allowance for deferred assets.....................       --     (6,215)
State tax carryovers........................................    1,148      1,186
Other temporary differences.................................    1,570      1,793
                                                               ------    -------
Deferred tax asset..........................................    7,890      5,697
Deferred tax liabilities....................................       --         --
                                                               ------    -------
  Total net deferred tax asset..............................   $7,890    $ 5,697
                                                               ======    =======

12.  STOCK REPURCHASE PROGRAM:

    On December 16, 1998, our Board of Directors authorized a stock repurchase program. Under this program 500,000 shares of our Common Stock may be repurchased by us in the open market, from time-to-time at market prices not to exceed $15.00 per share using available cash. As of September 30, 2000, we had repurchased 200,000 shares of common stock in the open market at an aggregate cost of approximately $2.6 million.

13.  COMMITMENTS:

    We lease our facilities and certain machinery and equipment under operating lease agreements that expire at various dates through December 2006. Minimum commitments under the non-cancelable leases as of September 30, 2000 were as follows (in thousands):

FISCAL YEAR
-----------
2001........................................................  $ 3,784
2002........................................................    3,791
2003........................................................    4,359
2004........................................................    4,273
2005........................................................    4,445
Thereafter..................................................    5,815
                                                              -------
                                                              $26,467
                                                              =======

    Rent expense was approximately $3,450,000, $2,235,000 and $2,263,000 and for the years ended September 30, 2000, 1999 and 1998, respectively.

    The lease agreement for one of our facilities provided for the deferral of three months cash rental payments in fiscal 1990 and subsequent scheduled rent increases. Rent expense under this agreement was being recognized on a straight-line basis over the term of the lease which expired in December 1999. The difference between the amounts paid and the amounts expensed is classified as deferred rent in the accompanying consolidated balance sheets.

    No new capital lease obligations were entered into during fiscal 2000 or 1999.

14.  INCENTIVE STOCK OPTION PLAN AND STOCK PURCHASE PLAN:

1994 STOCK OPTION/STOCK ISSUANCE PLAN

    In fiscal 1994, the Board adopted, and the stockholders subsequently approved, the 1994 Stock Option/Stock Issuance Plan (the "1994 Stock Option Plan") and authorized a total of 1,450,000 shares for issuance under the Plan. The 1994 Stock Option Plan replaced our 1985 Stock Option Plan and our 1988 Stock Option Plan, which have both been terminated. During fiscal years 2000, 1998 and 1997, our Board of Directors authorized, and the stockholders subsequently approved, an additional 750,000, 400,000 and 500,000 shares, respectively, for issuance under the Plan. During fiscal 1999, there were no new shares authorized. Also, during fiscal 2000, our Board of Directors amended, and the shareholders approved, the vesting provisions of the 7,500 share automatic grants to non-employee directors so that such grants will be fully exercisable and vested as of the grant date.

    The 1994 Stock Option Plan is divided into three separate components:
i) the Discretionary Option Grant Program under which key employees (including officers and directors) and consultants may, at the discretion of the plan administrator, be granted options to purchase shares of common stock at an exercise price not less than 85% of the fair market value of such shares on the grant date, ii) the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to the non-employee Board members to purchase shares of common stock at an exercise price equal to 100% of the fair market value of the option shares on the grant date, and iii) the Stock Issuance Program under which key employees (including officers and directors) and consultants may be issued shares of common stock directly, either through the purchase of such shares at a price not less than 85% of their fair market value at the time of issuance or as a bonus tied to the performance of services or the attainment of our financial objectives. In no event may the aggregate number of shares of common stock for which any individual participating in the 1994 Plan may be granted stock options and direct stock issuances exceed 825,000 shares over the term of the Plan. Options granted under the Discretionary and Automatic Option Grant Programs have a maximum term of ten years and generally vest over periods of one to five years from the date of grant, at the discretion of the plan administrator. There were no stock issuances under the 1994 Stock Option Plan in fiscal years 2000, 1999 and 1998.

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

    In September 2000, the Board of Directors adopted and approved the Supplemental Stock Option Plan to which 200,000 shares of Common Stock shall be reserved for issuance pursuant to stock option grants made to any and all of our employees under which eligible persons of our employ (other than officers and Board members) may be provided with an additional opportunity to acquire shares of our common stock in connection with their performance of services for us. The Plan shall supplement the authorized share reserve under the Corporation's 1994 Stock Option/Stock Issuance Plan, and share issuances under the Supplemental Plan shall not reduce or otherwise affect the number of shares of the Corporation's common stock available for issuance under the 1994 Stock Option/Stock Issuance Plan. In addition, share issuances under the 1994 Stock Option/Stock issuance Plan shall not reduce or otherwise affect the number of shares of the Corporations' common stock available for issuance under the Supplemental Plan.

    Option and stock issuance activity under the 1994 Stock Option Plan was as follows:

                                                                                        WEIGHTED
                                                                SHARES                  AVERAGE
                                                              AVAILABLE    NUMBER OF    EXERCISE
                                                              FOR GRANT      SHARES      PRICE
                                                              ----------   ----------   --------
Balance at September 30, 1997...............................     799,947    1,506,061    $ 8.50
  Additional options authorized.............................     400,000           --        --
  Granted...................................................    (872,150)     872,150      9.27
  Exercised.................................................          --      (63,949)     7.83
  Canceled..................................................     221,973     (221,973)     9.04
                                                              ----------   ----------
Balance at September 30, 1998...............................     549,770    2,092,289      9.08
  Granted...................................................  (1,398,731)   1,398,731      7.86
  Exercised.................................................          --     (241,649)     7.60
  Canceled..................................................   1,278,341   (1,278,341)     9.83
                                                              ----------   ----------
Balance at September 30, 1999...............................     429,380    1,971,030      7.91
  Additional options authorized.............................     750,000           --        --
  Granted...................................................  (1,080,282)   1,080,282     21.38
  Exercised.................................................          --     (351,865)     7.52
  Canceled..................................................     133,725     (133,725)    11.10
                                                              ----------   ----------
Balance at September 30, 2000...............................     232,823    2,565,722    $13.47
                                                              ==========   ==========

    The following table summarizes the options outstanding under the 1994 Stock Option Plan as of September 30, 2000:

                          OPTIONS OUTSTANDING                                    EXERCISABLE OPTIONS
------------------------------------------------------------------------   -------------------------------
                                            WEIGHTED
                            NUMBER          AVERAGE                            NUMBER          WEIGHTED
                         OUTSTANDING       REMAINING         WEIGHTED       EXERCISABLE        AVERAGE
      RANGE OF              AS OF         CONTRACTUAL        AVERAGE           AS OF           EXERCISE
   EXERCISE PRICES      SEPT. 30, 2000        LIFE        EXERCISE PRICE   SEPT. 30, 2000       PRICE
---------------------   --------------   --------------   --------------   --------------   --------------
$ 3.06--$ 5.63              807,668           8.25            $ 5.40          321,170           $ 5.50
  6.88--  7.25              266,069           6.20              7.19          229,456             7.22
  7.88-- 12.13              360,410           7.65             10.68          178,962             9.88
 12.75-- 15.69              274,700           8.95             15.34           34,357            14.87
 15.75-- 19.63              304,600           9.61             17.68           18,750            15.79
 22.00-- 24.38              386,125           9.67             24.15               --               --
 24.50-- 44.94              166,150           9.60             33.25           15,000            29.88
                          ---------                                           -------
$ 3.06--$44.94            2,565,722           8.49            $13.47          797,695           $ 8.08

1994 EMPLOYEE STOCK PURCHASE PLAN

    Our 1994 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors on January 27, 1994 and approved by the stockholders in March 1994. The Purchase Plan is designed to allow our eligible employees to purchase shares of common stock, at semi-annual intervals, through their periodic payroll deductions under the Purchase Plan. We had initially reserved 300,000 shares of Common Stock for issuance under the Purchase Plan. Our Board of Directors authorized, and the stockholders subsequently approved, an additional 550,000 in fiscal year 2000 and 400,000 shares of Common Stock under the Purchase Plan in each of fiscal years 1997 and 1996.

    Participants in the Purchase Plan may purchase shares at 85% of the lower of
i) the fair market value of the common stock on the participant's entry date into the offering period or ii) the fair market value on the semi-annual purchase date. The Purchase Plan will, in all events, terminate on December 31, 2003.

    Of the 1,650,000 shares reserved for the 1994 Employee Stock Purchase Plan, 920,709 shares were purchased as of September 30, 2000.

STOCK-BASED COMPENSATION EXPENSE

    In October 1995, the Financial Accounting Standards Board issued SFAS
No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. We adopted SFAS No. 123 in fiscal 1997, and in accordance with the provisions of SFAS No. 123, we apply APB Opinion 25 and related interpretations in accounting for our stock option and stock purchase plans.

    Our stock plans, as described above, are accounted for under APB Opinion
No. 25. Because the FASB Statement No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Had compensation cost for these plans been determined consistent with Statement No. 123, our consolidated net income and earnings per share would have been reduced to the following pro forma amounts:

(IN THOUSANDS, EXCEPT PER SHARE DATA)                       2000       1999       1998
-------------------------------------                     --------   --------   --------
Net income (loss)--as reported..........................  $14,381    $(14,082)  $(5,713)
Net income (loss)--pro forma............................  $10,503    $(17,424)  $(7,682)
Earnings (loss) per share--Basic--as reported...........  $  0.94    $  (0.98)  $ (0.41)
Earnings (loss) per share--Diluted--as reported.........  $  0.88    $  (0.98)  $ (0.41)
Earnings (loss) per share--Basic--pro forma.............  $  0.68    $  (1.22)  $ (0.55)
Earnings (loss) per share--Diluted--pro forma...........  $  0.64    $  (1.22)  $ (0.55)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                     2000         1999         1998
                                                  ----------   ----------   ----------
Dividend yield..................................       0.0%         0.0%         0.0%
Expected life of options from vest date.........  0.9 Years    0.9 Years    0.9 Years
Expected stock volatility.......................      85.7%        83.5%        84.3%
Risk-free interest rates........................  5.4%-6.5%    4.3%-5.9%    4.3%-6.0%

    The weighted average fair value of option grants using the Black-Scholes option pricing model was $12.52, $4.48 and $5.55 for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

15.  EMPLOYEE BENEFIT PLANS:

    We maintain a 401(k) benefit plan covering all employees meeting certain requirements. The plan includes a deferred compensation arrangement permitting elective contributions to be made by the participants. Contributions are made at the discretion of the Board of Directors. Our contributions were approximately $464,000, $437,000 and $506,000 in fiscal 2000, 1999 and 1998, respectively.

16.  FOLLOW-ON PUBLIC OFFERING:

    In May 2000, we closed our follow-on public offering of 2,003,000 shares of common stock at $24.88 per share netting proceeds of approximately
$46.6 million. We intend to use the net proceeds from this offering for working capital and general corporate purposes. Additionally, we may use portions of the net proceeds to acquire complementary assets, technologies and businesses.

17.  SUBSEQUENT EVENT:

    On October 25, 2000, GaSonics International Corporation entered into an Agreement and Plan of Reorganization with Novellus Systems, Inc., a Delaware corporation and as a result of which, GaSonics would become a wholly-owned subsidiary of Novellus. If the merger is completed, GaSonics' common stock will be converted into the right to receive 0.52 of a share of Novellus common stock.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GaSonics International Corporation:

    We have audited the accompanying consolidated balance sheets of GaSonics International Corporation (a Delaware Corporation) and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GaSonics International Corporation and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

San Jose, California
October 30, 2000

                                    PART III

    Certain information required by Part III is omitted from this Report in that the Registrant intends to file with the Commission a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held on or about March 9, 2001 (the "Proxy Statement") and the information included therein is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the Proxy Statement under the caption "Executive Compensation and Related Information."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference from the Proxy Statement under the caption "Election of Directors" and "Ownership of Securities."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference from the Proxy Statement under the caption "Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report on Form 10-K:

       (1) Financial Statements

    The following consolidated financial statements of GaSonics International Corporation are included in Part II, Item 8:

                                                                PAGE
                                                               NUMBER
                                                              --------
Consolidated Balance Sheets--September 30, 2000 and 1999....      29
Consolidated Statements of Operations--Years Ended
  September 30, 2000, 1999 and 1998.........................      30
Consolidated Statements of Stockholders' Equity--Years Ended
  September 30, 2000, 1999 and 1998.........................      31
Consolidated Statements of Cash Flows--Years Ended
  September 30, 2000, 1999 and 1998.........................      32
Notes to Consolidated Financial Statements..................   33-46
Report of Independent Public Accountants....................      47

       (2) Financial Statement Schedules


Schedule II--Valuation and Qualifying Accounts..............      54

       Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

       (3) Exhibits

       The following exhibits are referenced or included in this report:

EXHIBIT                     DESCRIPTION
-------                     -----------
         2.1 (1)            Form of Agreement and Plan of Merger between Gasonics
                            International Corporation, a California corporation, and the
                            Registrant
         2.2 (1)            Stock Purchase Agreement dated February 28, 1991 between
                            Emerson Electric Company and the Registrant
         2.3 (5)            Asset Purchase Agreement dated as of July 30, 1995 among the
                            Registrant, GaSonics International Japan, K.K., Tekisco,
                            Inc. and Kishimoto Sangyo Co. Ltd.
         2.4 (5)            Stock Purchase Agreement dated as of July 30, 1995 between the Registrant and Kishimoto Sangyo Co. Ltd.
         2.5 (5)            Commission Agreement dated as of July 30, 1995 between the
                            Registrant and Kishimoto Sangyo Co. Ltd.
         3.1 (1)            Certificate of Incorporation of the Registrant
         3.2 (1)            Bylaws of the Registrant
         3.3 (10)           Amended and Restated Bylaws of the Registrant
         4.1 (1)            Form of Common Stock Certificate
        10.1 (1)            Form of Indemnification Agreement between the Company and
                            each of its officers and directors
        10.2 (13)           1994 Stock Option/Stock Issuance Plan and forms of
                            agreements thereunder, as amended and restated effective
                            April 17, 1998
        10.3 (11)           1994 Employee Stock Purchase Plan, as amended and restated
                            effective December 17, 1996

EXHIBIT                     DESCRIPTION
-------                     -----------
        10.4 (1)            Form of Light Industrial Lease between Teachers Insurance
                            and Annuity Association of America and the Registrant for
                            office space at 2730 Junction Avenue, San Jose, California
        10.5 (1)            Promissory Note dated November 10, 1993 in the principal
                            amount of $339,999.60 issued by Dave Toole in favor of the
                            Registrant
        10.6 (1)            Credit Agreement dated August 6, 1993 between Union Bank of
                            California, a California banking corporation, International
                            Plasma Corporation and the Registrant
        10.7 (2)            Business Loan Agreement dated April 28, 1994 between
                            Registrant and Union Bank of California, a California
                            banking corporation and related Promissory Note
        10.8 (3)            Lease Agreement dated November 14, 1994 between Registrant and Realtech Properties I, L.P.
        10.9 (4)            Loan Agreement dated April 19, 1995 between Registrant and
                            Union Bank of California, a California banking corporation
        10.10(4)            Lease Agreement dated June 5, 1995 between Registrant and
                            Orchard Investment Company
        10.11(6)            Underwriting Agreement dated March 21, 1994 by and among the
                            Registrant, the underwriters named therein and the selling stockholders named therein
        10.12(7)            Underwriting Agreement dated March 9, 1995 by and among the
                            Registrant, the underwriters named therein and the selling stockholders named therein
        10.13(8)            Continuing Guarantee Agreement dated July 31, 1995, executed by the Registrant in favor of the Bank of Tokyo, Ltd.
        10.14(12)           Loan Agreement dated May 1, 1997 between Registrant and Bank of Tokyo-Mitsubishi
        10.15(13)           Loan Agreement dated March 23, 1998 between Registrant and
                            Union Bank of California, a California banking corporation
        10.16(13)           Asuri Raghavan Employment Agreement
        10.17(15)           Loan Agreement dated June 30, 1999 between Registrant and
                            Union Bank of California, a California banking corporation
        10.18(15)           Graham W. Hills Employment Agreement
        10.19(16)           John Villadsen Employment Agreement
        10.20(16)           Jerauld J. Cutini Employment Agreement
        10.21(17)           Rammy Rasmussen Employment Agreement
        10.22(18)           Loan Agreement dated March 31, 2000 between Registrant and
                            Bank of Tokyo-Mitsubishi
        10.23(18)           Amendment of Form of Light Industrial Lease between Teachers
                            Insurance and Annuity Association of America and the
                            Registrant for office space
        16.1 (1)            Letter from Ernst & Young dated March 8, 1994 regarding the change in the Certifying Accountant of the Registrant
        21.1                List of Subsidiaries of the Registrant
        23.1                Consent of Independent Public Accountants
        24.1                Power of Attorney (Included on signature page)
        27                  Financial Data Schedule

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

 (16) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended September 30, 1999.

 (17) Incorporated by reference to an exhibit included in Registrant's Report on Form 10-Q for the quarter ended December 30, 1999.

 (18) Incorporated by reference to an exhibit included in Registrant's Report on Form 10-Q for the quarter ended March 31, 2000.

 (19) Incorporated by reference to an exhibit included in Registration Statement on Form S-3/A filed on May 19, 2000.

 (20) Incorporated by reference to an exhibit included in Registrant's Report on Form 10-Q for the quarter ended June 30, 2000.

 (21) Incorporated by reference to an exhibit included in Registrant's Current Report on Form 8-K filed on September 27, 2000.

 (22) Incorporated by reference to an exhibit included in Registrant's Registration Statement on Form S-3/A filed on October 10, 2000.

 (23) Incorporated by reference to an exhibit included in Registrant's Current Report on Form 8-K filed on October 27, 2000.

 (24) Incorporated by reference to an exhibit included in Registrant's Current Report on Form 8-K/A filed on October 30, 2000.

 (25) Incorporated by reference to an exhibit included in Registrant's Current Report on Form 8-K filed on October 31, 2000.

 (26) Incorporated by reference to an exhibit included in Registrant's Current Report on Form 8-K/A filed on November 9, 2000.

 (27) Incorporated by reference to an exhibit included in Registrant's Current Report on Form 8-K/A filed on November 30, 2000.

    (b) Reports on Form 8-K.

    On September 27, 2000 we filed a Current Report on Form 8-K to report our acquisition of Gamma Precision Technology, Inc.

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

Date: December 20, 2000                                GASONICS INTERNATIONAL CORPORATION

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated below:

                  SIGNATURE                                  TITLE                       DATE
                  ---------                                  -----                       ----
               /s/ DAVE TOOLE
    ------------------------------------       Chairman of the Board of Directors  December 20, 2000
                 Dave Toole

             /s/ MONTE M. TOOLE
    ------------------------------------       Vice Chairman of the Board of       December 20, 2000
               Monte M. Toole                    Directors

             /s/ ASURI RAGHAVAN                Chief Executive Officer, President
    ------------------------------------         and Director (Principal           December 20, 2000
               Asuri Raghavan                    Executive Officer)

             /s/ RAMMY RASMUSSEN
    ------------------------------------       Chief Financial Officer             December 20, 2000
               Rammy Rasmussen

          /s/ KENNETH L. SCHROEDER
    ------------------------------------       Director                            December 20, 2000
            Kenneth L. Schroeder

         /s/ F. JOSEPH VAN POPPELEN
    ------------------------------------       Director                            December 20, 2000
           F. Joseph Van Poppelen

           /s/ KENNETH M. THOMPSON
    ------------------------------------       Director                            December 20, 2000
             Kenneth M. Thompson

                                                                     SCHEDULE II

                       GASONICS INTERNATIONAL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                              BALANCE AT   CHARGED TO   CHARGED                  BALANCE
                                              BEGINNING    COSTS AND    TO OTHER                 AT END
DESCRIPTIONS                                  OF PERIOD     EXPENSES    ACCOUNTS   DEDUCTIONS   OF PERIOD
------------                                  ----------   ----------   --------   ----------   ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Years ended September 30:
  1998......................................    $  720       $  120       $ --       $   --      $  840
  1999......................................    $  840       $  180       $ --       $  366      $  654
  2000......................................    $  654       $  255       $ --       $  318      $  591

INVENTORY RESERVES
Years ended September 30:
  1998......................................    $2,822       $3,352       $ --       $1,752      $4,422
  1999......................................    $4,422       $1,498       $ --       $  805      $5,115
  2000......................................    $5,115       $  933       $200       $1,197      $5,051